Form 10QSB
period 2000-06-30
U S REALTEL INC
filed 2000-08-14
CIK 1056064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ____________ to ________________

                         COMMISSION FILE NUMBER 0-30401

                               U.S. REALTEL, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                      36-4360426
---------------------------------------------            -------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
          or Organization)                               Identification No.)

          555 WEST MADISON, ATRIUM LEVEL SOUTH, CHICAGO, ILLINOIS 60661
                    (Address of Principal Executive Offices)

                                 (312) 775-8900
              (Registrant's telephone number, including area code)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _____ No X

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 6,467,808 SHARES OF PAR VALUE $0.001 COMMON STOCK, AS OF AUGUST 11, 2000.

         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                        CONTENTS
--------------------------------------------------------------------------------


    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Condensed Consolidated Balance Sheet                                   3
       Condensed Consolidated Statements of Operations                        4
       Condensed Consolidated Statements of Changes in Stockholders'
                 Equity (Deficiency)                                      5 - 6
       Condensed Consolidated Statements of Cash Flows                    7 - 8
       Notes to Condensed Consolidated Financial Statements              9 - 26

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

JUNE 30,                                                                   2000
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $      637,953
    Accounts receivable                                                  69,776
    Prepaid expenses                                                    246,033
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    953,762
--------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                              295,087

OTHER ASSETS                                                            147,719
--------------------------------------------------------------------------------

                                                                 $    1,396,568
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Convertible note payable with related party                  $    1,500,000
    Accounts payable and accrued expenses                             1,042,598
    Due to stockholder                                                   35,000
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                             2,577,598
--------------------------------------------------------------------------------

DEFERRED INCOME                                                         253,076

CONVERTIBLE DEBENTURE
    Debenture payable                                                 2,250,000
    Less debt discount                                                 (780,000)
--------------------------------------------------------------------------------

                                                                      1,470,000
--------------------------------------------------------------------------------

REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK - none issued

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $.001 par value; 5,000,000 shares authorized             -
    Common stock, $.001 par value; 50,000,000 shares authorized;
        6,467,808 issued and outstanding shares                           6,468
    Additional paid-in capital                                       15,611,926
    Accumulated deficit during the development stage                (18,522,500)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIENCY                                       (2,904,106)
--------------------------------------------------------------------------------

                                                                 $    1,396,568
================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                    CUMULATIVE
                                                  AMOUNTS FROM
                                                       DATE OF
                                                     INCEPTION
                                                  (JANUARY 15,
                                                         1997)
                                                       THROUGH         SIX MONTHS ENDED                THREE MONTHS ENDED
                                                      JUNE 30,    ----------------------------         -------------------
                                                          2000       JUNE 30,       JUNE 30,             JUNE 30,   JUNE 30,
                                                                       2000           1999                 2000       1999
--------------------------------------------------------------------------------------------------------------------------------
REVENUES                                          $    963,277      $   509,431    $    76,091       $   285,340    $    47,768

DIRECT COSTS                                           746,886          397,768         61,563           223,619         38,173
--------------------------------------------------------------------------------------------------------------------------------
REVENUES - NET                                         216,391          111,663         14,528            61,721          9,595
--------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Salaries and benefits                           7,639,162        2,174,768      1,373,665          1,144,453       766,519
     General and administrative                      5,464,014        1,832,713        910,452          1,069,728       411,427
     Professional and investment banking fees        2,851,561          418,763        172,731            269,674        46,942
--------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                            15,954,737        4,426,244      2,456,848          2,483,855     1,224,888
--------------------------------------------------------------------------------------------------------------------------------

Operating loss                                     (15,738,346)      (4,314,581)    (2,442,320)        (2,422,134)   (1,215,293)
--------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest income                                   132,273           60,669         26,306             27,052        16,889
     Other income                                       74,220                -              -                  -             -
     Interest expense and financing costs           (3,543,303)        (541,564)             -           (275,457)            -
--------------------------------------------------------------------------------------------------------------------------------

Total other income (expense), net                   (3,336,810)        (480,895)        26,306           (248,405)       16,889
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                          $(19,075,156)     $(4,795,476)   $(2,416,014)      $ (2,670,539)  $(1,198,404)
================================================================================================================================

NET LOSS PER COMMON SHARE - BASIC AND
    DILUTED                                                         $      (.74)   $      (.41)      $       (.41)  $      (.20)
=============================================                       ============================================================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                                       6,455,000      5,867,000          6,464,000     6,039,000
=============================================                       ============================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                            IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                                                                  DEFICIT
                                                   COMMON STOCK            ADDITIONAL          DURING THE
                                            ---------------------------       PAID-IN         DEVELOPMENT
                                                  SHARES        AMOUNT        CAPITAL               STAGE           TOTAL
----------------------------------------------------------------------------------------------------------------------------
BALANCE, at January 15, 1997                           -       $     -      $       -          $        -       $       -

ISSUANCE OF SHARES OF COMMON STOCK             4,204,000         4,204        722,408                   -         726,612

CONVERSION OF DEBT INTO COMMON STOCK               5,000             5         24,995                   -          25,000

WARRANTS EXERCISED FOR CASH                       43,750            44        174,956                   -         175,000

WARRANTS ISSUED TO PLACEMENT AGENT FOR
   BRIDGE FINANCING                                    -             -         10,000                   -          10,000

WARRANTS ISSUED TO HOLDER OF BRIDGE
   FINANCING                                           -             -         10,000                   -          10,000

NET LOSS                                               -             -              -          (1,134,708)     (1,134,708)

NET LOSS OF LLC AND "S" CORPORATION PRIOR
TO  BECOMING A "C" CORPORATION                         -             -       (552,656)            552,656               -

----------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1997                  4,252,750         4,253        389,703            (582,052)       (188,096)

INTEREST EXPENSE RELATED TO CONVERSION RATE
OF CONVERTIBLE DEBENTURES                              -             -        627,000                   -         627,000

ISSUANCE OF SHARES OF COMMON STOCK FOR CASH      575,000           575      2,117,425                   -       2,118,000

CONVERSION OF DEBENTURES INTO COMMON STOCK       518,750           519      3,418,266                   -       3,418,785

STOCK OPTIONS EXERCISED FOR CASH                   4,000             4         19,106                   -          19,110

STOCK OPTION COMPENSATION                              -             -         69,000                   -          69,000

NONCASH ISSUANCE OF COMMON STOCK FOR:
    INVESTMENT BANKING SERVICES                   13,750            13            (13)                  -               -
    CANCELLATION OF INVESTMENT BANKING
        AGREEMENT                                 83,395            83        833,917                   -         834,000
    SERVICES RENDERED FOR ISSUANCE OF
        DEBENTURES                                 7,500             8         54,992                   -          55,000

NONCASH ISSUANCE OF OPTIONS AND WARRANTS
    FOR:
    CANCELLATION OF INVESTMENT BANKING
        AGREEMENT                                      -             -         65,000                   -          65,000
    BRIDGE FINANCING                                   -             -         26,000                   -          26,000
    DIRECTORS FEES                                     -             -         74,000                   -          74,000
    ISSUANCE AND CONVERSION OF DEBENTURES
        INTO COMMON STOCK                              -             -        241,000                   -         241,000

NET LOSS                                               -             -              -          (7,401,299)     (7,401,299)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1998                  5,455,145         5,455      7,935,396          (7,983,351)        (42,500)

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                            IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                                                                  DEFICIT
                                                   COMMON STOCK            ADDITIONAL          DURING THE
                                            ---------------------------       PAID-IN         DEVELOPMENT
                                                  SHARES        AMOUNT        CAPITAL               STAGE           TOTAL
----------------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 1998                  5,455,145       $   5,455    $  7,935,396       $ (7,983,351)   $   (42,500)

ISSUANCE OF SHARES OF COMMON STOCK FOR CASH      963,115             963       5,782,638                  -      5,783,601

STOCK OPTIONS EXERCISED FOR CASH                  24,548              25         117,253                  -        117,278

NONCASH ISSUANCE OF WARRANTS FOR:
    INVESTMENT BANKING SERVICES                        -               -         170,500                  -        170,500
    ISSUANCE OF CONVERTIBLE DEBENTURE                  -               -       1,170,000                  -      1,170,000

INTEREST EXPENSE RELATED TO CONVERSION
    RATE OF CONVERTIBLE DEBENTURE                      -               -         225,000                  -        225,000

STOCK OPTION COMPENSATION                              -               -          38,888                  -         38,888

NET LOSS                                               -               -               -         (5,743,673)    (5,743,673)
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999                  6,442,808           6,443      15,439,675        (13,727,024)     1,719,094

NONCASH ISSUANCE OF WARRANTS FOR DIRECTOR
    FEES                                               -               -          48,750                  -         48,750

STOCK OPTIONS EXERCISED FOR CASH                  25,000              25             225                  -            250

STOCK OPTION COMPENSATION                              -               -         123,276                  -        123,276

NET LOSS                                               -               -               -         (4,795,476)    (4,795,476)
--------------------------------------------------------------------------------------------------------------------------

BALANCE, at June 30, 2000                      6,467,808       $   6,468    $ 15,611,926       $(18,522,500)   $(2,904,106)
==========================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       CUMULATIVE
                                                                     AMOUNTS FROM
                                                                          DATE OF
                                                                        INCEPTION
                                                                     (JANUARY 15,
                                                                           1997)               SIX MONTHS ENDED
                                                                         THROUGH      -----------------------------------
                                                                         JUNE 30,           JUNE 30,          JUNE 30,
                                                                            2000               2000              1999
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $  (19,075,156)     $  (4,795,476)     $  2,416,014)
    Adjustments to reconcile net loss to net cash
        used in operating activities
        Depreciation of property and equipment                           131,624             33,000            22,177
        Amortization of deferred financing costs                          72,500                  -                 -
        Amortization of debt discount                                    390,000            390,000                 -
        Noncash equity transactions charged to
           operations                                                  3,997,414            172,026            27,944
        Changes in assets and liabilities
           Increase in accounts receivable                               (69,776)           (45,509)          (51,710)
           Increase in prepaid expenses                                 (246,033)          (219,664)          (40,158)
           Increase (decrease) in accounts payable and
               accrued expenses                                        1,042,598            300,377          (207,388)
           Increase in deferred income                                   253,076            151,791            63,419
-------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                (13,503,753)        (4,013,455)       (2,601,730)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                (426,711)          (143,933)          (29,253)
    Decrease (increase) in other assets                                  (76,538)               304              (700)
-------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                   (503,249)          (143,629)          (29,953)
-------------------------------------------------------------------------------------------------------------------------

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      CUMULATIVE
                                                                    AMOUNTS FROM
                                                                         DATE OF
                                                                       INCEPTION
                                                                     (JANUARY 15,
                                                                           1997)               SIX MONTHS ENDED
                                                                         THROUGH      -----------------------------------
                                                                         JUNE 30,           JUNE 30,          JUNE 30,
                                                                            2000               2000              1999
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock,
        stock options and warrants exercised,
        net of related costs                                      $    8,883,636        $      250          $  3,433,176
    Proceeds from issuance of notes
        payable/debentures                                             6,003,000           750,000                     -
    Stock subscription payable                                                 -                 -              (110,252)
    Repayment of notes payable                                          (153,000)                -                     -
    Advances from stockholder                                            145,000            35,000                     -
    Repayment of advances                                               (110,000)                -                     -
    Financing costs included in other assets                            (123,681)         (123,681)                    -
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             14,644,955           661,569             3,322,924
----------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                          637,953        (3,495,515)              691,241

CASH AND CASH EQUIVALENTS, at beginning of period                              -         4,133,468               382,468
----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of period                       $      637,953        $  637,953          $  1,073,709
============================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include U.S. RealTel, Inc. (the "Company"), its inactive finance subsidiary, its 56%-owned Argentinean development stage subsidiary, its 89%-owned Brazilian development stage subsidiary and its wholly owned consulting subsidiary (which was incorporated in October 1999 and has limited activities). All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations of the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 annual consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses since inception and has negative cash flows from operations. The Company's ability to continue as a going concern is contingent upon its ability to raise capital, continue to expand its "USRT Telecom Grid", market the Company's access rights to the Telcom Service Providers and attain profitable operations. Moreover, the Company expects to continue to incur significant development costs to generate significant revenue to achieve profitability. These costs could increase as the Company pursues other new sources of revenues such as the Company's RealTel Riser business to provide improved access to broadband telecommunications services by installing advanced in-building centralized distribution systems in office buildings and retail centers, as well as the continued development of the Argentinean and Brazilian operations. The Company is pursuing various sources of debt and/or

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

equity financing, including a potential private placement (Note 4(a)) and interim bridge financing (Note 8), to fund its activities. The Company, however, can give no assurance as to its ability to raise capital or attain profitable operations. These factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Since its inception, the Company's efforts have been devoted to raising capital, recruiting and training personnel, adding properties to the "USRT Telecom Grid" and increasing the marketing of these sites. The Company has received nominal revenues from the sale of its services throughout the U.S and internationally. Accordingly, through the date of these unaudited condensed consolidated financial statements, the Company is considered to be in the development stage and the accompanying unaudited condensed consolidated financial statements represent those of a development stage enterprise. No assurance can be given that the Company will be able to obtain sufficient sites for its "USRT Telecom Grid" and sublease the sites to its customers profitably. Certain site leases contain performance standards which require a minimum (a) number of telecommunication installations be constructed or (b) revenue stream be generated within a specified time period. If these performance standards are not achieved, the landlord may elect to terminate the Company's exclusive rights under such leases.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.  THE COMPANY

The Company was originally organized under the name of AGILE, LLC on January 15, 1997. The Company was subsequently incorporated on August 8, 1997 under the name U.S. RealTel, Inc. ("Predecessor Corporation"). On November 3, 1997, the Predecessor Corporation merged into a shell corporation, Admiral Two Capital Corporation (which had 4,179,000 shares outstanding which were issued in 1997), and the surviving company's name was changed to U.S. RealTel, Inc. ("Surviving Corporation"). As of the date of the merger, shareholders of the Predecessor Corporation were issued 2,214,870 common shares of the Surviving Corporation. Also on the merger date, 2,214,870 common shares of the Surviving Corporation held by a principal shareholder were surrendered and returned to the Surviving Corporation's authorized, but unissued, shares. The merger transaction was accounted for as a reverse acquisition into a public shell.


In addition to the merger in 1997, the Company issued 73,750 shares of common stock as follows:

     -  43,750 shares related to the exercise of warrants at $4 per share
     -  25,000 shares sold at $4 per share
     -  5,000 shares related to debenture conversion at $5 per share

In March 2000, the Company submitted to its stockholders a plan to reincorporate the Company in the State of Delaware. The Company also authorized 5,000,000 shares at $.001 par value for the Series A Convertible Preferred Stock. The plan was approved and became effective May 8, 2000.

The Company's business is to lease telecommunication rights from owners of real property for sublease to telecommunications providers needing access to real estate for their services to reach building occupants and/or placement of antenna networks in the U.S. and internationally. The Company is continuing the process of adding sites through the use of its master leases and other programs, to add to its network of sites for the "USRT Telecom Grid." During 1998, the Company also established a separate wholly owned finance subsidiary

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(inactive) and a 56%-owned Argentinean subsidiary. In February 2000, the Company established a Brazilian subsidiary. For purposes of the accompanying unaudited condensed consolidated financial statements, the Company has expensed all amounts advanced to the Argentinean and Brazilian subsidiaries until they become operational and such advances are considered recoverable. Accordingly, no minority interest is recognized in the condensed consolidated financial statements. The net loss of the Argentinean and Brazilian subsidiaries included in the unaudited condensed consolidated financial statements was approximately $1,213,000 and $284,000 for the six months ended June 30, 2000 and June 30, 1999, respectively, $667,000 and $158,000 for the three months ended June 30, 2000 and 1999, respectively, and $2,333,000 since inception.


3.  CONVERTIBLE NOTES AND DEBENTURES

(a)      CONVERTIBLE NOTE PAYABLE WITH RELATED PARTY

The Company executed a $1,500,000 promissory note on September 24, 1999 ("Convertible Note") with a related party. It bears interest at a rate of 7%, compounded annually. Interest under the Convertible Note is due and payable on September 24, 2000. The note may not be prepaid. The principal amount of the Convertible Note is due and payable on September 24, 2000, unless the holder of the Convertible Note elects to exercise the right to convert the Convertible
Note into the Company's common stock or into stock of the Company's Argentinean subsidiary. The holder of the Convertible Note may, at any time after January 1, 2000 until the Convertible Note is paid in full, convert the principal amount of the Convertible Note into the number of shares of the Argentinean subsidiary which will result in the holder owning 9% of the total shares of such subsidiary, or into shares of the Company's common stock at a conversion price equal to the lowest price per share paid for the Company's common stock (or other security convertible into common stock) after September 24, 1999 in a sale of the common stock or any security convertible into common stock.

Should the holder of the Convertible Note elect to convert the Note into ownership of the Argentinean subsidiary, the Company would maintain majority ownership of the Argentinean subsidiary.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Interest expense on this note payable was $52,214 and $26,106 for the six months and three months ended June 30, 2000, respectively.

(b)      CONVERTIBLE DEBENTURE

On December 28, 1999, the Company completed a private placement which included:

       (i) The issuance of a convertible debenture ("Convertible Debenture"), which can be drawn upon until December 28, 2000, up to $3,000,000 ($2,250,000 outstanding as of June 30, 2000). This Convertible Debenture carries interest at 12%, payable quarterly, and is due at the earlier of July 1, 2001 or the completion of a public offering of at least $10 million (see iii. below). This Convertible Debenture is convertible into the Company's common stock, at any time, at $7.50 per share. The Convertible Debenture holder also has the option to receive interest in shares of the Company's common stock, rather than cash, at $6.50 per share.

              The difference between the conversion rate of $7.50 per share and the market price of the Company's common stock of $8.625 per share resulted in a favorable conversion rate interest expense of $225,000 in 1999 related to the $1.5 million drawn on December 28, 1999.

              The Company drew an additional $750,000 on June 6, 2000 and the remaining available balance of $750,000 on July 11, 2000. At the time of both draws, the market price of the Company's common stock was less than the conversion rate.

       (ii) The sale of 384,615 shares of common stock at $6.50 per share, net of expenses of $32,297.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       (iii) The issuance of warrants, in connection with the Convertible Debenture, to purchase 600,000 shares of the Company's common stock at an exercise price of $8 per share. These warrants are exercisable through December 31, 2004. The Company has the option to extend the maturity of the Convertible Debenture until the earlier of October 1, 2001 or the completion of a public offering of at least $10 million, which would result in reducing the exercise price of these warrants to $6.50 per share.


Based on the Black-Scholes pricing model, the warrants issued were valued at $1,170,000, which increased additional paid-in capital and decreased the Convertible Debenture (debt discount). The debt discount is amortized over the life of the Convertible Debenture of which $390,000 and $195,000 was amortized for the six months and three months ended June 30, 2000, respectively.


(c)      CONVERTED DEBENTURES

On December 3, 1997, the Company completed a Series A convertible debenture bridge financing of $525,000 resulting in net proceeds of approximately $470,000 (after expenses of the offering). The debentures were payable, together with interest at the rate of 9% per annum, on the earlier of June 1, 1998 (which was amended to December 31, 1998) or the date of funding of a secondary equity offering, as defined. The debentures were convertible at maturity into shares of the Company's common stock with a conversion price of $5.25 per share. In connection with this financing, the Company issued to its investment banking firm warrants to acquire 54,375 shares of the Company's common stock at an exercise price of $4 per share. These warrants are exercisable through November 2000.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


On March 5, 1998, the Company completed a Series B convertible debenture bridge financing of $1,550,000 resulting in net proceeds of approximately $1,400,000 (after expenses of the offering). The debentures were payable, together with interest at the rate of 9% per annum, on the earlier of December 31, 1998 or the date of funding of a secondary equity offering, as defined. The debentures were convertible at maturity into shares of common stock with a conversion price of $5.25 per share. The Company also issued 7,500 shares of common stock to its investment banking firm in connection with this financing, which were recorded as financing costs and subsequently as interest expense when the debentures were converted.


While both the Series A and B debentures were outstanding, the Company was precluded from paying cash dividends on its common stock and the Company's ability to redeem its common stock was limited.


On October 2, 1998 and December 31, 1998, the Series A and Series B convertible debenture bonds were converted to 518,750 shares of common stock, at a $4 per share conversion rate rather than the original $5.25 per share conversion rate. The revision in the conversion rate was accounted for in 1998 by an increase in additional paid-in capital and interest expense of $1.4 million for the additional shares issued. Costs associated with these conversions were approximately $56,215 during 1998. These costs are netted against the principal amount of debt converted in the accompanying unaudited condensed consolidated statements of changes in stockholders' equity (deficiency). The Company also issued to an investment banking firm in 1998 92,262 warrants with an exercise price of $4.75 per share, expiring in March 2001. The Company also issued options to purchase 176,190 shares of common stock at $5.25 per share to the debenture holders as a part of the conversion, of which 4,000 options were exercised in 1998, 24,548 options were exercised in 1999 and the balance expired.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(d)      PROMISSORY NOTE

The Company had a promissory note payable to a shareholder, due on the earlier of October 14, 1999 or the funding of a secondary equity offering, as defined. Interest, to be paid quarterly, was calculated at the prime rate plus two percent. In December 1997, this note was repaid through the conversion of this debt into 5,000 shares of the Company's common stock, pursuant to the terms of the note.


4.  STOCKHOLDERS' EQUITY (DEFICIENCY)

(a)      COMMON STOCK ISSUANCES

In addition to the common stock issued through debt conversions (Note 3) and the merger and other 1997 transactions discussed in Note 2, common stock was issued as follows:

In 1998 -

       (i) Sale of common stock - In connection with a private placement, the Company sold 575,000 shares at $4 per share in October 1998. Expenses related to this sale were approximately $182,000. The Company also issued warrants, which expire in October 2003, to purchase 402,500 shares of the Company's stock at an exercise price of $4 per share in connection with this private placement.


       (ii) Stock options exercised - During 1998, one stock option for 4,000 shares was exercised at $5.25 per share, less commissions of $1,890.


       (iii) Services rendered - The Company issued 13,750 shares of common stock to an investment banking firm for services rendered in connection with the private placement discussed above.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company entered into an agreement with an affiliate of one of its principal shareholders (the "Affiliate") that provided that the Company pay a minimum investment banking fee to the Affiliate of $100,000 per year for a three-year period commencing July 28, 1997, extendable for an additional nine years under certain conditions. The agreement also provided for the reimbursement of certain expenses incurred by the Affiliate up to $17,000 and for the issuance of .5% of the Company's common stock (20,895 shares), as defined, to a charitable foundation. In 1998, this agreement was canceled and the Affiliate was paid $150,000 and issued 83,395 shares of common stock and 43,750 warrants with an exercise price of $4 per share, expiring in October 2003. In 1998, the Company paid, in cash, $225,000 to the Affiliate for investment banking services ($300,000 from inception through June 30, 2000).


In 1999 -

       (i) Sale of common stock - In connection with a private placement, the Company sold 578,500 shares at $6 per share in January through April 1999. Expenses related to this sale were $155,102.

       (ii) Stock options exercised - Stock options for 24,548 shares (Note 3(c)) were exercised at $5.25 per share, less commissions of $11,599.

       (iii) Sale of common stock, Convertible Debenture and warrants - On December 28, 1999, the Company sold 384,615 shares at $6.50 per share, received $1.5 million for a Convertible Debenture of up to $3 million and issued 600,000 warrants exercisable at $8.00 per share until December 2004 (Note 3(b)). Expenses related to the sale of common stock were $32,297.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


During the six months ended June 30, 2000 -

       (i) In February 2000, the Company retained an investment banking firm to pursue a private placement of equity or equity-linked securities. The private placement is attempting to raise up to $25 million for the issuance of redeemable Series A Convertible Preferred Stock. The terms of the private placement are subject to negotiation; however, it is anticipated that the preferred stock issued will be convertible into the Company's common stock and will have a redemption feature. There can be no assurance that this private placement will be successful. Other assets includes $123,681 at June 30, 2000 for professional fees incurred through June 30, 2000 related to this private placement.

       (ii) Stock options exercised - stock options for 25,000 shares were exercised at $.01 per share (Note 5).

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(b)     STOCK OPTIONS AND WARRANTS ISSUED


                                                                        Exercise
                                                                           Price
                                                                             Per     Date                   Expiration
Date Issued          Description                            Shares         Share     Exercisable*           Date
-----------          -----------                            ------      --------     ------------           ----------
Options:
 February 1998       Company executives                     88,888     $ 5.25        25% exercisable        March 2003
                                                                                     on issuance,
                                                                                     remainder vests
                                                                                     ratably over three
                                                                                     years
 October 1999        Company executive                      37,500     $ 6.50        50% exercisable        October 2004
                                                                                     on issuance,
                                                                                     remainder
                                                                                     vests over two
                                                                                     years
 April 1998          Employee                                1,000     $ 4.00                               April 2003
 December 1999       Options issued under the Employee                               Exercisable ratably
                     Equity Incentive Plan                 374,500     $ 8.00        over three years       December 2005 - 7

 June 2000           Options issued under the Employee      10,000     $10.00        Exercisable ratably    June 2006 - 8
                                                       -----------                   over three years
                     Equity Incentive Plan

                     Option shares                         511,888
                                                       -----------
Warrants:
 November 1997       Three shareholders                    234,216     $ 1.92                               October 2003
 December 1997       Investment banking fee -
                         Series A debentures                54,375     $ 4.00                               November 2000
 March 1998          Investment banking fee - Series
                         B debentures                       92,262     $ 4.75                               March 2001
 August 1998         In connection with bridge
                         financing                          17,543     $ 4.00                               August 2003
 October 1998        Investment banking fee for sale
                         of common stock                    30,667     $ 5.25                               October 2003
 October 1998        Issued with common stock sold         402,500     $ 4.00                               October 2003
 October 1998        Directors fees                         50,000     $ 4.00                               October 2003
 October 1998        Cancellation of investment
                         banking agreement                  43,750     $ 4.00                               October 2003
 October 1998        Investment banking fee for sale
                         of common stock                     9,625     $ 4.00                               October 2003
 December 1998       Debenture conversion                              $ 5.25                               December 2003
                                                             8,810
 March 1999          Investment banking services             4,348     $ 5.25                               March 2004
 December 1999       Issued with Convertible Debenture     600,000     $ 8.00                               December 2004
 February 2000       Director fees                          25,000     $ 8.00                               February 2005
                                                       -----------

                     Warrant shares                      1,573,096
                                                       -----------

                     Total options and warrant
                         shares                          2,084,984
                                                       ===========

*Exercisable on issuance except as noted

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At June 30, 2000, the Company has options and warrants for 1,668,887 shares of common stock currently exercisable at a weighted average exercise price of $5.37 per share. The options and warrants expire as follows:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
YEAR ENDING DECEMBER 31,                              Shares           Price
-----------------------------------------------------------------------------
2000                                                  54,375        $   4.00
2001                                                  92,262            4.75
2003                                                 886,999            3.63
2004                                                 641,848            7.89
2005                                                 149,833            8.00
2006                                                 128,166            8.05
2007                                                 128,166            8.05
2008                                                   3,335           10.00
-----------------------------------------------------------------------------

Total                                              2,084,984        $   5.87
=============================================================================

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(c) NONCASH EQUITY TRANSACTIONS

In connection with the noncash aspects of certain issuances of common stock, options and warrants, the Company valued such transactions as follows:

                                                                       INCEPTION
                                                                     (JANUARY 15,
                                                                   1997) THROUGH       SIX MONTHS ENDED      THREE MONTHS ENDED
                                                                         JUNE 30,      ----------------      ------------------
                                                                            2000       JUNE 30,  JUNE 30,    JUNE 30,   JUNE 30,
                                                                                         2000     1999        2000        1999
--------------------------------------------------------------------------------------------------------------------------------
Interest expense related to conversion rate
   of convertible debentures (i)                                     $  852,000      $      -     $     -    $     -    $      -

Revision of debt conversion rate (ii)                                 1,400,000             -           -          -           -

Common stock issued for cancellation
   of investment banking agreement and
   debt issuance (iii)                                                  889,000             -           -          -           -

Stock option compensation (i)                                           231,164       123,276      19,444     53,728       9,722

Options issue to debenture holders for
   debenture conversion (iv)                                             95,000             -           -          -           -

Warrants issued for services (iv)                                       530,250        48,750       8,500          -           -
---------------------------------------------------------------------------------------------------------------------------------
                                                                     $3,997,414      $172,026    $ 27,944    $53,728    $  9,722
=================================================================================================================================

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(i) Value based on excess of market price of the Company's publicly traded common stock over the conversion or exercise price. The excess stock option value is amortized over the vesting period of the options.

(ii) Value based on increased common shares issued, due to the reduced conversion rate, using the market price of the Company's publicly traded common stock.

(iii) Value based on market price of the Company's publicly traded common stock.

(iv)   Value based on Black-Scholes pricing model.

Based on current accounting practices for public companies, the Company used the valuation methods above rather than values of its common stock from recent private placements. The Company's common stock has limited public trading, which commenced in February 1998, on the OTC Bulletin Board. The Company filed a Form 10-SB in April 2000 and became a public reporting company effective June 19, 2000.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The amounts above were charged to the following expense accounts:


                                         INCEPTION
                                       (JANUARY 15,
                                      1997) THROUGH       SIX MONTHS ENDED           THREE MONTHS ENDED
                                            JUNE 30,    -------------------          ------------------
                                               2000     JUNE 30,    JUNE 30,          JUNE 30,   JUNE 30,
                                                          2000       1999               2000        1999
---------------------------------------------------------------------------------------------------------
Salaries and benefits                  $  353,914        $172,026   $ 19,444           $53,728    $ 9,722
Professional and
   Investment
   Banking fees                         1,069,500               -      8,500                 -          -
Interest expense                        2,574,000               -          -                 -

---------------------------------------------------------------------------------------------------------

Total                                  $3,997,414        $172,026   $ 27,944           $53,728    $ 9,722
=========================================================================================================


The Company accounts for stock options under APB Opinion Number 25, under which compensation is recorded to the extent the exercise price is less than the quoted public market at grant date. Had salary expense been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share, basic and diluted, would not have been materially different than the amounts reported.

(d)      EMPLOYEE EQUITY INCENTIVE PLAN

In April 1999, the Company's Board of Directors approved a 10-year Employee Equity Incentive Plan ("Plan"), subject to approval of its stockholders. The stockholders ratified the Plan in September 1999. Under the Plan, 484,655 shares of the Company's common stock are reserved for issuance under various award plans including stock options, restricted stock, bonus and performance shares, etc. Options for 411,500 (384,500 oustanding as of June 30, 2000) shares of common stock under the Plan have been granted through June 30, 2000 at $8 and $10 per share. These options vest ratably over three years and expire five years after they become exercisable. Since the market price on the date the options were granted was $9 and $12 per share, the compensation expense related to the favorable option price ($421,500) is amortized over the vesting period of the options. In March 2000, the Board of Directors agreed to allocate an additional 64,000 shares for stock options to be made available for new site development vice presidents, none of which were issued as of June 30, 2000.

The Company also granted an option for 37,500 shares at $6.50 per share in October 1999. Similar to the options mentioned above, the excess of the market price at grant date over the option price ($84,375) is amortized as compensation expense over the vesting period.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes the Company's employee stock option activity:

                                                                            Exercisable
                                                                          --------------
                                                               Weighted                Weighted
                                                                Average                 Average
                                                               Exercise                Exercise
                                              Shares              Price      Shares       Price
-----------------------------------------------------------------------------------------------
1998:
    Granted and outstanding at
      December 31, 1998                       89,888           $  5.24       34,333     $  5.21
                                                                            ===================

1999:
    Granted                                  439,000           $  7.87
                                        ------------

Outstanding at December 31,
    1999                                     528,888           $  7.42       75,305     $  5.54
                                        =======================================================

Six months ended June 30,
    2000
    Granted                                   10,000           $ 10.00
    Forfeited                                (27,000)          $  8.00
                                        ------------

Outstanding at June 30, 2000                 511,888           $  7.44       95,791     $  5.60
                                        =======================================================

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(e)      WARRANT OFFERING PROGRAM

In March 2000, the Company's Board of Directors approved a Warrant Offering Program ("Program") for the owners of office building portfolios who meet certain criteria, which program was modified in April 2000. The Program provides for up to 400,000 warrants to be offered, at an exercise price of $2.50 per share, upon either the execution of a Master Lease or installation of a Riser pursuant to a Riser Access Agreement. The number of warrants issued will be determined by formula based on the number of square feet committed. As of June 30, 2000, no warrants were issued under the Program.


5.  RELATED PARTY TRANSACTIONS

Consulting fees to one of the Company's directors amounted to $43,135 and $43,500 for the six months ended June 30, 2000 and 1999, respectively, $23,735 and $12,000 for the three months ended June 30, 2000 and 1999, respectively, and $138,135 since inception.

In December 1999, the Company issued warrants to a stockholder to purchase 25,000 shares of the Company's common stock at $.01 per share for investment banking services. These warrants, valued at $162,000 using the Black-Scholes pricing model, were exercised in April 2000.

In June 2000, a $35,000 noninterest-bearing short-term advance was made by a stockholder to the Company.

See also Notes 3(a) and 4(a) and (b) for the issuance of a convertible note payable with a related party and equity securities issued to related parties, respectively. See also Note 8 for interim bridge financing with related parties.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.  RESTATEMENTS - 1999

Revenues - net were decreased and net loss was increased by $24,919 for the three and six months ended June 30, 1999 to conform to the revenue recognition policies adopted by the Company for the year ended December 31, 1999. Such restatements increased the net loss per share $.01 for the three months ended June 30, 1999 but did not change the net loss per share for the six months ended June 30, 1999.


7.  RECENT ACCOUNTING PRONOUNCEMENT

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25" ("Interpretation") which, among other issues, requires that nonemployee directors be treated as employees for stock compensation paid for service as directors. As a result, warrants issued to the Company's directors for services as directors are to be valued at the excess of the market value of the Company's publicly traded common stock on the grant date over the exercise price rather than the value based on the Black-Scholes pricing model, the later being the accounting policy previously followed by the Company.

Accordingly, for the quarter ending September 30, 2000, the Company will record additional compensation expense of approximately $327,000 for the effect of the Interpretation.

8.  SUBSEQUENT EVENT

On August 10, 2000, the Company received an interim bridge financing commitment from related parties. This commitment consists of promissory notes in the principal amount of $1,750,000 and warrants to purchase 638,462 shares of the Company's common stock at an exercise price of $3.25 per share. One half of the proceeds from the promissory notes will be received on or before August 15, 2000 with the balance to be funded at the election of the Company on September 13, 2000. The promissory notes bear interest at 12% per annum and are due December 14, 2000 (subject to acceleration as provided therein). The warrants are exercisable through August 15, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2000 should be read in conjunction with our unaudited condensed consolidated financial statements, including the related notes, included elsewhere in this quarterly report. These unaudited financial statements should be read in conjunction with the Company's December 31, 1999 annual consolidated financial statements. Such annual consolidated financial statements include our independent auditors' report, which contains a modification concerning substantial doubt about our ability to continue as a going concern.

       The following discussion should also be read with reference to our Form 10-SB/A2, filed June 28, 2000, which contains definitions of certain capitalized terms used below.

OVERVIEW

       We are in the development stage and have experienced recurring losses since inception (January 15, 1997) and have negative cash flows from operations. For the six months ended June 30, 2000 and 1999, we experienced net losses of $4,795,476 and $2,416,014, respectively, and we have experienced $19,075,156 of net losses since inception. As of June 30, 2000, we had a deficit in working capital of $1,623,836.

       Management is pursuing various sources of debt and equity financing. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain financing on terms satisfactory to us. Failure to raise such financing could result in the depletion of our available funds. Without such funds we would be unable to compensate our employees or comply with our payment obligations under our loan agreements or with our vendors.

       Our ability to continue as a going concern is contingent upon our ability to raise capital, expand the network of telecom access rights, successfully market these rights to the Telecom Service Providers and attain profitable operations. Management expects to continue to incur significant development costs to generate sufficient revenues to achieve profitability. These costs could increase as we pursue new sources of revenues such as in-building communications networks and broadband transport services in office buildings and retail centers, as well as the continued development of our Argentinean and Brazilian operations.

       In order to meet anticipated expenses for the next year and the near term, we intend to seek additional capital through debt and equity financing. On February 11, 2000 we retained an investment banking firm to pursue a placement of equity or equity linked securities. We currently expect the amount of the private placement to be up to approximately $25 million. No assurance can be given that we will be able to sell securities or raise additional money to meet our operating needs, or that, if available, such financing could be effected on terms acceptable to us. If we are not able to sell additional securities or raise additional financing to meet our future operating expenses and expansion, there is a substantial doubt that the we will be able to continue as a going concern. Our independent auditors' report on our 1998 and 1999 annual consolidated financial statements contains a modification concerning substantial doubt about our ability to continue as a going concern. If we are unsuccessful in raising capital though our current private offering, or through alternative means, our current projections indicate we will run out of funds in the fourth quarter of 2000 after receiving an interim bridge financing commitment in August 2000. On June 19, 2000, we became a public reporting company under the Securities Exchange Act of 1934. We are currently registered on the NASDAQ OTC Bulletin Board.

       During the six months ended June 30, 2000 and 1999, our activities were primarily focused on the expansion of our organizational structure, raising additional operating capital, recruiting and training personnel, adding properties to the "USRT Telecom Grid" pursuant to our Master Lease program, signing Master Subleases with Telecom Service Providers, and marketing our telecom rights to Telecom Service Providers. In February 2000, we formed an 89% owned subsidiary in Brazil, named RealTel do Brasil S.A.

       QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999.

Revenues

       Revenues increased to $285,340 for the three months ended June 30, 2000 from $47,768 in 1999. The revenues increased as we entered into more site specific subleases of our telecom access rights with Telecom Service Providers on properties in the "USRT Telecom Grid".

Revenues-net

       Revenues-net (after direct costs) also increased consistent with the increased revenues although margins on the initial leases in 1999 were lower reflecting the startup nature of the business.

Operating Expenses

       Operating expenses increased to $2,483,855 for the quarter ended June 30, 2000 from $1,224,888 for the quarter ended June 30, 1999. During the quarter ended June 30, 2000, salaries and benefits increased to $1,144,453 from $766,519 for the comparable three months in 1999, as we hired additional personnel to implement our business plan. General and administrative expenses increased during the quarter ended June 30, 2000 to $1,069,728 from $411,427 in the second quarter of 1999. This increase was for additional office space, insurance, travel, recruiting and other operating costs, while marketing costs were reduced. Professional and investment banking fees were $269,674 for the quarter ended June 30, 2000 compared to $ 46,942 in the second quarter of 1999, reflecting, in part, the costs for filing to become a public reporting company and the costs of becoming a Delaware corporation in 2000.

       Operating expenses include the costs to fund the operations in Argentina and the startup of our subsidiary in Brazil, which were approximately $667,000 for the quarter ended June 30, 2000 compared to $158,000 for the comparable period in 1999. No foreign currency adjustments exist since the Argentinean peso is equivalent to one U.S. dollar and the Brazilian expenses were paid in U.S. dollars.

Interest Expense and Financing Costs

       During the quarter ended June 30, 2000, interest expense and financing costs increased by $275,457 from the comparable three months in 1999. The increase is attributable to noncash interest charges of $195,000 in the quarter ended June 30, 2000 relating to the amortized debt discount on the convertible debenture and interest expense on the convertible debenture and convertible note payable. There were no interest charges for the second quarter of 1999.

Interest Income

       Interest income increased to $27,052 during the quarter ended June 30, 2000 from $16,889 for the comparable quarter in 1999 as a result of short term investments of cash received from the December 1999 funding of the convertible debenture.

Income Taxes

       No income tax benefit of our losses has been recognized because of the uncertainty in realizing the benefit of our net operating losses.

Net Loss

       Our net loss increased for the three months ended June 30, 2000 to $2,670,539 ($.41 per basic and diluted common share) from $1,198,404 ($.20 per basic and diluted common share) for the comparable period in 1999, primarily because of increased salaries and benefits of personnel hired to support our growth, interest expense on our debt, operating expenses of the Argentina subsidiary and the startup costs of the Brazilian subsidiary.

       SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30,
       1999.

Revenues

       Revenues increased to $509,431 for the six months ended June 30, 2000 from $76,091 for the same period in 1999.The revenues increased as we entered into more site specific subleases of our telecom access rights with Telecom Service Providers on properties in the "USRT Telecom Grid".

Revenues-net

       Revenues-net (after direct costs) also increased consistent with the increased revenues although margins on the initial leases in 1999 were lower reflecting the startup nature of the business.

Operating Expenses

       Operating expenses increased to $4,426,244 for the six months ended June 30, 2000 from $2,456,848 for the six months ended June 30, 1999. During the six months ended June 30, 2000 salaries and benefits increased to $2,174,768 from $1,373,665 for the first six months of 1999 as we hired additional personnel to implement our business plan. General and administrative expenses increased during the six months ended June 30 to $1,832,713 from $910,452 in the first six months of 1999. This increase was for additional office space, insurance, travel, recruiting and other operating costs, while marketing costs were reduced. Professional and investment banking fees were $418,763 in the six months ended June 30, 2000 compared to $172,731 in the same period of 1999, reflecting, in part, the costs for filing to become a public reporting company and the costs of becoming a Delaware corporation in the second quarter of 2000.

       Operating expenses include the cost to fund the operations in Argentina and the startup of our subsidiary in Brazil, which were approximately $1,213,000 for the six months ended June 30, 2000 compared to $284,000 for the six months in 1999 and $2,333,000 since inception. No foreign currency adjustments exist since the Argentinean peso is equivalent to one U.S. dollar, and the Brazilian expenses were paid in U.S. dollars.

Interest Expense and Financing Costs

       During the six months ended June 30, 2000, interest expense and financing costs increased $541,564 from the comparable six months in 1999. The increase is attributable to noncash interest charges of $390,000 for the six months ended June 30, 2000 relating to the amortized debt discount on the convertible debenture and interest expense on the convertible debenture and convertible note payable. There were no interest charges for the first six months in 1999.

Interest Income

       Interest income increased to $60,669 during the six months ended June 30, 2000 from $26,306 for the first six months in 1999 as a result of short term investments of cash received from the December 1999 funding of the convertible debenture.

Income Taxes

       No income tax benefit of our losses has been recognized because of the uncertainty in realizing the benefit of our net operating losses.

Net Loss

       Our net loss increased for the six months ended June 30, 2000 to $4,795,476 ($.74 per basic and diluted common share) from $2,416,014 ($.41 per basic and diluted common share) for the comparable period in 1999, primarily because of increased salaries and benefits of personnel hired to support our growth, interest expense on our debt, operating expenses of the Argentina subsidiary and the startup costs of the Brazilian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

       We continue to be in the development stage. We have a substantial ongoing investment in business development efforts and expenditures to build the appropriate infrastructure to support our expected growth. Consequently, we have been substantially dependent on private placements of our equity securities and debt financing to fund our cash requirements.

       Net cash used in our operations was $4,013,455 for the six months ended June 30, 2000 and $2,601,730 for the same period in 1999. The increase in net cash used for operating activities in 2000 was primarily due to the funding of the Argentinean subsidiary, the startup of the Brazilian subsidiary, interest expense on our debt and increased salaries and benefits.

       Cash used in investing activities was $143,629 for the six months ended June 30, 2000 and $29,953 for the six months ended June 30, 1999. Cash used was primarily for the purchase of equipment. The Company has no significant capital expenditure commitments.

       Our primary sources of liquidity have been through the issuance of common stock and borrowings through convertible debentures. Proceeds received from financing activities were primarily used to fund our losses. During the second quarter of 2000, we borrowed an additional $750,000 under the terms of the $3,000,000 convertible debenture ($2,250,000 outstanding as of June 30, 2000). On July 11, 2000, we borrowed the remaining $750,000. During the six months ended June 30, 2000, we spent $123,681 for professional fees related to our pending private placement.

       On August 10, 2000 the Company received an interim bridge financing commitment from related parties. This commitment consists of an obligation to fund promissory notes in the principal amount of $1,750,000 evidenced by the Company's promissory notes for which the lenders will receive warrants to purchase 638,462 shares of the Company's common stock at an exercise price of $3.25 per share upon full funding of the notes. One half of the proceeds from the promissory notes will be received on or before August 15, 2000 with the balance to be funded on September 13, 2000. The promissory notes bear interest at 12% per annum and are due December 14, 2000 (subject to acceleration as provided therein). The warrants are exercisable through August 15, 2005.

       We anticipate that the interim bridge financing will be sufficient to fund operating losses anticipated through October 2000. Future financings are anticipated in 2000 to fund the operating losses, expansion and growth of our businesses such as providing in-building communications networks and broadband transport services in office buildings and retail centers and our Argentinean and Brazilian subsidiaries. We estimate that $9,500,000 is required to fund our current operations for the next twelve months. Our investment banking firm is currently attempting, through a private placement, to raise up to $25 million of redeemable Series A Convertible Preferred Stock. The terms of the private placement are subject to negotiation, however, it is anticipated that the preferred stock issue will be convertible into the Company's common stock and will have a redemption feature. No assurance can be given that we will be able to sell securities or raise additional money to meet our operating needs, or that, if available, such financing could be effected on terms acceptable to us.

       We do not consider our business seasonal in nature causing any unusual liquidity issues.

YEAR 2000

       Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in Year 2000, these date code fields needed to accept four digit entries in order to distinguish 21st century dates. All of our computers comply with "Year 2000" requirements. As of the date of this quarterly report, our internal systems have not had any "Year 2000" failures. In addition, we have had no interruption of service from any of our vendors.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning June 15, 2000. We do not expect the adoption of this statement to have a significant impact on our consolidated results of operations, financial position or cash flows.

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No 25" ("Interpretation") which, among other issues, requires that nonemployee directors be treated as employees for stock compensation paid for service as directors. As a result, warrants issued to the Company's directors for services as directors are to be valued at the excess of the market value of the Company's publicly traded common stock on the date of grant rather than the value based upon the Black-Scholes pricing model, the later being the accounting policy previously followed by the Company.

       Accordingly, for the quarter ending September 30, 2000, we will record additional compensation expense of approximately $327,000 for the effect of the Interpretation.

         PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         By a letter dated March 22, 2000, the Company's predecessor corporation, U.S. RealTel, Inc., an Illinois corporation ("Predecessor Company"), solicited the written consent of the shareholders of Predecessor Company to a proposal to reincorporate Predecessor Company in the State of Delaware by merging with and into the Company on the terms and conditions of a merger agreement. The written consent of the holders of at least two-thirds of the outstanding shares of Common Stock of Predecessor Company were required to approve the merger. As of May 7, 2000, Predecessor Company had received written consents voting in favor of the merger from shareholders holding an aggregate 5,811,258 shares, which number of shares exceeded the number of shares required to approve the merger. No shares dissented to the merger while an aggregate 631,550 shares did not respond and were considered abstentions and non-votes. A written consent of the sole stockholder of the Company approving the merger was executed as of March 14, 2000. The Merger occurred on May 8, 2000.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Index to Exhibits

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
2.1                 Form of Certificate of  Merger*
2.2                 Plan and Agreement of Merger*
3.1                 Certificate of Incorporation*
3.2                 Bylaws*
4.1                 Form of Common Stock Certificate*
4.2                 Shareholders' Agreement dated October 2, 1998*
4.3                 Registration Rights Agreement dated October 2, 1998*
4.4                 Convertible Promissory Note dated September 24, 1999*
4.5                 Amendment dated September 24, 1999 to Shareholders
                    Agreement dated October 2, 1998*
4.6                 Amendment dated September 24, 1999 to Registration Rights
                    Agreement dated October 2, 1998*
4.7                 12% Convertible Debenture dated December 28, 1999*
4.8                 Amendment dated December 28, 1999 to Shareholders Agreement dated October 2, 1998, as amended*
10.1                Presidential Towers Office Lease dated October 6, 1999*
10.2                Employment Agreement dated as of January 15, 1997 between
                    the Company's predecessor and Perry H. Ruda*
10.3                Employment Agreement dated as of January 15, 1997 between
                    the Company's predecessor and Jordan E. Glazov*
10.4                Amendment to Employment Agreement dated as of April 20,
                    1999 between the Company and Perry H. Ruda*
10.5                Amendment to Employment Agreement dated as of April 20,
                    1999 between the Company and Jordan E. Glazov*
10.6                1999 Employee Equity Incentive Plan*
10.7                Exclusive Telecommunications Strategic Cooperation Agreement
                    dated February 18, 2000*
21.1                List of the Company's Subsidiaries*
27                  Financial Data Schedule (June 30, 2000)


         *Incorporated by reference from Form 10-SB/A filed June 8, 2000

         (b)      Reports on Form 8-K

       No reports on Form 8-K were filed during the calendar year quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      U.S. RealTel, Inc.



Date: August 14, 2000               BY:  /s/  John R. Glass
                                         ----------------------
                                         John R. Glass, Chief Financial Officer


Date: August 14, 2000               BY:  /s/  Jordan E. Glazov
                                         ----------------------
                                         Jordan E. Glazov, President

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
2.1                 Form of Certificate of  Merger*
2.2                 Plan and Agreement of Merger*
3.1                 Certificate of Incorporation*
3.2                 Bylaws*
4.1                 Form of Common Stock Certificate*
4.2                 Shareholders' Agreement dated October 2, 1998*
4.3                 Registration Rights Agreement dated October 2, 1998*
4.4                 Convertible Promissory Note dated September 24, 1999*
4.5                 Amendment dated September 24, 1999 to Shareholders Agreement dated October 2, 1998*
4.6                 Amendment dated September 24, 1999 to Registration Rights
                    Agreement dated October 2, 1998*
4.7                 12% Convertible Debenture dated December 28, 1999*
4.8                 Amendment dated December 28, 1999 to Shareholders Agreement dated October 2, 1998, as amended*
10.1                Presidential Towers Office Lease dated October 6, 1999*
10.2                Employment Agreement dated as of January 15, 1997 between
                    the Company's predecessor and Perry H. Ruda*
10.3                Employment Agreement dated as of January 15, 1997 between
                    the Company's predecessor and Jordan E.Glazov*
10.4                Amendment to Employment Agreement dated as of April 20, 1999 between the Company and Perry H. Ruda*
10.5                Amendment to Employment Agreement dated as of April 20, 1999 between the Company and Jordan E. Glazov*
10.6                1999 Employee Equity Incentive Plan*
10.7                Exclusive Telecommunications Strategic Cooperation Agreement
                    dated February 18, 2000*
21.1                List of the Company's Subsidiaries*
27                  Financial Data Schedule (June 30, 2000)

         *Incorporated by reference from Form 10-SB/A filed June 8, 2000