Form 10QSB
period 2000-09-30
U S REALTEL INC
filed 2000-11-14
CIK 1056064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _____________________

                         COMMISSION FILE NUMBER 0-30401

                               U.S. REALTEL, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                             36-4360426
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)

          555 WEST MADISON, ATRIUM LEVEL SOUTH, CHICAGO, ILLINOIS 60661
                    (Address of Principal Executive Offices)

                                 (312) 775-8900
              (Registrant's telephone number, including area code)

                                       N/A
      (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                   -----      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 6,467,808 SHARES OF PAR
                        VALUE $0.001 COMMON STOCK, AS OF
                               NOVEMBER 10, 2000.

         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                        CONTENTS

--------------------------------------------------------------------------------


    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheet                                                     3
        Condensed Consolidated Statements of Operations                                          4
        Condensed Consolidated Statements of Changes in Stockholders'
             Equity (Deficiency)                                                             5 - 6
        Condensed Consolidated Statements of Cash Flows                                      7 - 8
        Notes to Condensed Consolidated Financial Statements                                9 - 29



                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------


September 30,                                                                                      2000
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                  $    492,110
    Accounts receivable                                                                             181,172
    Prepaid expenses                                                                                249,426
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                922,708

NET PROPERTY AND EQUIPMENT                                                                          297,381

OTHER ASSETS                                                                                         46,850
-----------------------------------------------------------------------------------------------------------

                                                                                               $  1,266,939
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Interim bridge financing with related parties, net of debt discount of $394,000            $    758,500
    Convertible note payable with related party                                                   1,500,000
    Convertible debenture, net of debt discount of $585,000                                       2,415,000
    Accounts payable and accrued expenses                                                         1,032,383
    Due to stockholder                                                                               35,000
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                         5,740,883
-----------------------------------------------------------------------------------------------------------

DEFERRED INCOME                                                                                     262,186
-----------------------------------------------------------------------------------------------------------

REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK - none issued                                            --
-----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $.001 par value; 5,000,000 shares authorized - none issued                          --
    Common stock, $.001 par value; 50,000,000 shares authorized;
        6,467,808 issued and outstanding shares                                                        6,468
    Additional paid-in capital                                                                    16,561,630
    Accumulated deficit during the development stage                                             (21,304,228)
------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                    (4,736,130)
------------------------------------------------------------------------------------------------------------

                                                                                                $  1,266,939
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                    Cumulative Amounts
                                                                          from Date of
                                                                             Inception
                                                                    (January 15, 1997)              Nine Months Ended
                                                                               Through    -------------------------------------
                                                                         September 30,       September 30,       September 30,
                                                                                  2000                2000                1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                $    1,487,667         $ 1,033,821         $   248,398

Direct Costs                                                                 1,164,227             815,109             191,207
-------------------------------------------------------------------------------------------------------------------------------

Revenues - Net                                                                 323,440             218,712              57,191
-------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Salaries and benefits                                                   8,734,352           3,269,958           2,160,011
     General and administrative                                              6,059,699           2,428,398           1,358,842
     Professional and investment banking fees                                3,327,822             895,024             361,120
-------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                    18,121,873           6,593,380           3,879,973
-------------------------------------------------------------------------------------------------------------------------------

Operating loss                                                             (17,798,433)         (6,374,668)         (3,822,782)
-------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
     Interest income                                                           143,002              71,398              31,886
     Other income                                                               74,220                   -                   -
     Interest expense and financing costs                                   (4,049,673)         (1,047,934)                  -
-------------------------------------------------------------------------------------------------------------------------------

Total other (expense) income, net                                           (3,832,451)           (976,536)             31,886
-------------------------------------------------------------------------------------------------------------------------------

Loss before cumulative effect of change in accounting principle            (21,630,884)         (7,351,204)         (3,790,896)

Cumulative Effect of Change in Accounting Principle                           (226,000)           (226,000)                  -
-------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                $  (21,856,884)        $(7,577,204)        $(3,790,896)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share:
     Loss before cumulative effect of change in accounting principle                                 (1.14)               (.64)
     Cumulative effect of change in accounting principle                                              (.03)                  -
------------------------------------------------------------------                     ----------------------------------------

Net Loss Per Common Share - Basic and
     Diluted                                                                                   $     (1.17)        $      (.64)
------------------------------------------------------------------                     ----------------------------------------
------------------------------------------------------------------                     ----------------------------------------

Weighted Average Common Shares
     Outstanding                                                                                 6,459,000           5,931,000
------------------------------------------------------------------                     ----------------------------------------
------------------------------------------------------------------                     ----------------------------------------











                                                                               Three Months Ended
                                                                      -------------------------------------
                                                                         September 30,       September 30,
                                                                                  2000                1999
-------------------------------------------------------------------------------------------------------------

Revenues                                                                   $   524,390         $   172,307

Direct Costs                                                                   417,341             129,644
-------------------------------------------------------------------------------------------------------------

Revenues - Net                                                                 107,049              42,663
-------------------------------------------------------------------------------------------------------------

Operating Expenses
     Salaries and benefits                                                     993,940             786,346
     General and administrative                                                644,796             448,390
     Professional and investment banking fees                                  427,150             188,389
-------------------------------------------------------------------------------------------------------------

Total operating expenses                                                     2,065,886           1,423,125
-------------------------------------------------------------------------------------------------------------

Operating loss                                                              (1,958,837)         (1,380,462)
-------------------------------------------------------------------------------------------------------------

Other Income (Expense)
     Interest income                                                            10,729               5,580
     Other income                                                                    -                   -
     Interest expense and financing costs                                     (506,370)                  -
-------------------------------------------------------------------------------------------------------------

Total other (expense) income, net                                             (495,641)              5,580
-------------------------------------------------------------------------------------------------------------

Loss before cumulative effect of change in accounting principle             (2,454,478)         (1,374,882)

Cumulative Effect of Change in Accounting Principle                           (226,000)                  -
-------------------------------------------------------------------------------------------------------------

Net Loss                                                                   $(2,680,478)        $(1,374,882)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share:
     Loss before cumulative effect of change in accounting principle              (.38)               (.23)
     Cumulative effect of change in accounting principle                          (.03)                  -
-------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share - Basic and
     Diluted                                                               $      (.41)        $      (.23)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares
     Outstanding                                                             6,468,000           6,058,000
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                            IN STOCKHOLDERS' EQUITY (DEFICIENCY)

--------------------------------------------------------------------------------



                                                                                              Accumulated
                                                                                                  Deficit
                                                   Common Stock            Additional          During the
                                            ---------------------------       Paid-in         Development
                                                  Shares        Amount        Capital               Stage           Total
----------------------------------------------------------------------------------------------------------------------------
Balance, at January 15, 1997                           -        $    -     $        -         $         -     $         -

Issuance of Shares of Common Stock             4,204,000         4,204        722,408                   -         726,612

Conversion of Debt into Common Stock               5,000             5         24,995                   -          25,000

Warrants Exercised for Cash                       43,750            44        174,956                   -         175,000

Warrants Issued to Placement Agent for
Bridge Financing                                       -             -         10,000                   -          10,000

Warrants Issued to Holder of Bridge                    -             -         10,000                   -          10,000
Financing

Net Loss                                               -             -              -          (1,134,708)     (1,134,708)

Net Loss of LLC and "S" Corporation Prior
to Becoming a "C" Corporation                          -             -       (552,656)            552,656               -
----------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1997                  4,252,750         4,253        389,703            (582,052)       (188,096)

Interest Expense Related to Conversion Rate
of Convertible Debentures                              -             -        627,000                   -         627,000

Issuance of Shares of Common Stock for Cash      575,000           575      2,117,425                   -       2,118,000

Conversion of Debentures into Common Stock       518,750           519      3,418,266                   -       3,418,785

Stock Options Exercised for Cash                   4,000             4         19,106                   -          19,110

Stock Option Compensation                              -             -         69,000                   -          69,000

Noncash Issuance of Common Stock for:
    Investment Banking Services                   13,750            13            (13)                  -               -
    Cancellation of Investment Banking
        Agreement                                 83,395            83        833,917                   -         834,000
    Services Rendered for Issuance of
        Debentures                                 7,500             8         54,992                   -          55,000

Noncash Issuance of Options and Warrants
for:
    Cancellation of Investment Banking
        Agreement                                      -             -         65,000                   -          65,000
    Bridge Financing                                   -             -         26,000                   -          26,000
    Directors Fees                                     -             -         74,000                   -          74,000
    Issuance and Conversion of Debentures
        into Common Stock                              -             -        241,000                   -         241,000

Net Loss                                               -             -              -          (7,401,299)     (7,401,299)
----------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1998                  5,455,145         5,455      7,935,396          (7,983,351)        (42,500)


                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                            IN STOCKHOLDERS' EQUITY (DEFICIENCY)

--------------------------------------------------------------------------------


                                                                                             Accumulated
                                                                                                 Deficit
                                                   Common Stock           Additional          During the
                                            ---------------------------      Paid-in         Development
                                                  Shares        Amount       Capital               Stage        Total
-------------------------------------------------------------------------------------------------------------------------
Balance, at December 31, 1998                5,455,145        $5,455    $ 7,935,396        $  (7,983,351)  $    (42,500)

Issuance of Shares of Common Stock for Cash    963,115           963      5,782,638                    -      5,783,601

Stock Options Exercised for Cash                24,548            25        117,253                    -        117,278

Noncash Issuance of Warrants for:
    Investment Banking Services                      -             -        170,500                    -        170,500
    Issuance of Convertible Debenture                -             -      1,170,000                    -      1,170,000

Interest Expense Related to Conversion
    Rate of Convertible Debenture                    -             -        225,000                    -        225,000

Stock Option Compensation                            -             -         38,888                    -         38,888

Net Loss                                             -             -              -           (5,743,673)    (5,743,673)
--------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1999                6,442,808         6,443     15,439,675          (13,727,024)     1,719,094

Noncash Issuance of Warrants for:
    Directors Fees                                   -             -        376,000                    -        376,000
    Interim Bridge Financing                         -             -        574,000                    -        574,000

Stock Options Exercised for Cash                25,000            25            225                    -            250

Stock Option Compensation                            -             -        171,730                    -        171,730

Net Loss                                             -             -              -           (7,577,204)    (7,577,204)
--------------------------------------------------------------------------------------------------------------------------

Balance, at September 30, 2000               6,467,808  $      6,468  $  16,561,630    $     (21,304,228)  $ (4,736,130)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                    Cumulative
                                                                  Amounts from
                                                                       Date of
                                                                     Inception
                                                                  (January 15,
                                                                         1997)                  Nine Months Ended
                                                                       Through        -------------------------------------
                                                                 September 30,        September 30,        September 30,
                                                                          2000                 2000                 1999
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $(21,856,884)         $(7,577,204)         $(3,790,896)
    Adjustments to reconcile net loss to net cash
        used in operating activities
        Depreciation of property and equipment                         158,886               60,262               32,107
        Amortization of deferred financing costs                        72,500                    -                    -
        Amortization of debt discount                                  765,000              765,000                    -
        Noncash equity transactions charged to
           operations                                                4,373,118              547,730               37,666
        Changes in assets and liabilities
           Increase in accounts receivable                            (181,172)            (156,905)             (79,675)
           Increase in prepaid expenses                               (249,426)            (223,057)             (38,248)
           Increase in accounts payable and accrued
               expenses                                              1,032,383              290,162               47,716
           Increase in deferred income                                 262,186              160,901              118,211
---------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                              (15,623,409)          (6,133,111)          (3,673,119)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                              (456,267)            (173,489)             (36,969)
    Increase in other assets                                           (99,350)             (22,508)                (700)
---------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                 (555,617)            (195,997)             (37,669)
---------------------------------------------------------------------------------------------------------------------------



                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                    Cumulative
                                                                  Amounts from
                                                                       Date of
                                                                     Inception
                                                                  (January 15,
                                                                         1997)                  Nine Months Ended
                                                                       Through        -------------------------------------
                                                                 September 30,        September 30,        September 30,
                                                                          2000                 2000                 1999
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock,
        stock options and warrants exercised,
        net of related costs                                         $ 8,883,636         $       250           $3,433,176
    Proceeds from issuance of notes
        payable/debentures                                             6,753,000           1,500,000            1,500,000
    Proceeds from issuance of interim bridge financing                 1,152,500           1,152,500                    -
    Stock subscription payable                                                 -                   -             (110,252)
    Repayment of notes payable                                          (153,000)                  -                    -
    Advances from stockholder                                            145,000              35,000                    -
    Repayment of advances                                               (110,000)                  -                    -
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             16,671,136           2,687,750            4,822,924
----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                          492,110          (3,641,358)           1,112,136

CASH AND CASH EQUIVALENTS, at beginning of period                              -           4,133,468              382,468
----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of period                          $   492,110         $   492,110           $1,494,604
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


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

                             The condensed consolidated financial statements included herein are unaudited and include all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations of the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 annual consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

                             As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses since inception and has negative cash flows from operations. The Company's ability to continue as a going concern is contingent upon its ability to complete the proposed sale of substantially all of its assets relating to its U.S. business ("Sale") to Apex Site Management, Inc., a wholly owned indirect subsidiary of SpectraSite Holdings, Inc. (Note
                             8), to raise capital and attain profitable international operations. Moreover, the Company expects to continue to incur development costs to generate significant international revenue to achieve profitability. The Company expects to retain all or a portion of the proposed Sale proceeds to develop and expand its international markets. The Company, however, can give no assurance as to its ability to complete the proposed Sale, which is subject to certain approvals, conditions and consents, or attain profitable international operations. These factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             Since its inception, the Company's efforts have been devoted to raising capital, recruiting and training personnel, adding properties to the "USRT Telecom Grid," increasing the marketing of these sites and developing its international businesses. The Company has received immaterial net revenues from the sale of its services throughout the U.S and internationally. Accordingly, through the date of these unaudited condensed consolidated financial statements, the Company is considered to be in the development stage and the accompanying unaudited condensed consolidated financial statements represent those of a development stage enterprise. No assurance can be given that the Company will be able to complete the proposed Sale or attain profitable international operations.

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

                             The Company's primary business is to lease telecommunication rights from owners of real property for sublease to telecommunications providers needing access to real estate for their services to reach building occupants and/or for placement of antenna networks in the U.S. and internationally. During 1998, the Company also established a separate wholly owned finance subsidiary (inactive) and a 56%-owned Argentinean subsidiary. In February 2000, the Company established an 89%-owned Brazilian subsidiary. The minority interests of both international subsidiaries are substantially owned by related parties. For purposes of the accompanying unaudited condensed consolidated financial statements, the Company has expensed all amounts advanced to the Argentinean and Brazilian subsidiaries until they become operational and such advances are considered recoverable. Accordingly, no minority interest is recognized in the unaudited condensed consolidated financial statements. The net loss of the Argentinean and Brazilian subsidiaries included in the unaudited condensed consolidated financial statements was approximately $1,851,000 and $631,000 for the nine months ended September 30, 2000 and 1999, respectively, $638,000 and $347,000 for the three months ended September 30, 2000 and 1999, respectively, and $2,971,000 since inception.

3.  CONVERTIBLE NOTES        (a)  INTERIM BRIDGE FINANCING WITH RELATED PARTIES
    AND DEBENTURES
                             In August 2000, the Company received an interim bridge financing commitment from related parties. This commitment consisted of promissory notes in the principal amount of up to $1.75 million ($1.1525 million outstanding as of September 30, 2000) and warrants to purchase
                             638,462 shares of the Company's common stock at an exercise price of $3.25 per share. The promissory notes bear interest at 12% per annum and are due on December 14, 2000 (subject to acceleration as provided therein). The warrants are exercisable through August 15, 2005.

                             Based principally on the Black-Scholes pricing model, the warrants issued through September 30, 2000 (404,614 warrants) were valued at $574,000, which increased paid-in capital and decreased the interim bridge financing (debt discount). The debt discount is amortized over the term of the financing.

                             Interest expense, including the amortized debt discount, on this financing was $194,000 for the three and nine months ended September 30, 2000.

                             On October 11, 2000, an additional $202,500 was drawn on the financing commitment and 62,308 warrants were issued.

                             The Company intends to repay the entire
                             outstanding balance of this financing with a portion of the proceeds received from the proposed Sale (Note 8).

                             (b)    CONVERTIBLE NOTE PAYABLE WITH RELATED PARTY

                             The Company executed a $1,500,000 promissory note on September 24, 1999 ("Convertible Note") with a related party. It bears interest at a rate of 12% (7% through September 24, 2000), compounded annually. Interest under the Convertible Note is due and payable on January 2, 2001. The note may not be prepaid. The principal amount of the Convertible Note is due and payable on January 2, 2001, unless the holder of the Convertible Note elects to exercise the right to convert the Convertible
                             Note into the Company's common stock or into stock of the Company's Argentinean subsidiary. The holder of the Convertible

                             Note may, until the Convertible Note is paid in full, convert the principal amount of the Convertible Note into the number of shares of the Argentinean subsidiary which will result in the holder owning 9% of the total shares of such subsidiary, or into shares of the Company's common stock at a conversion price equal to the lowest price per share paid for the Company's common stock (or other security convertible into common stock) after September 24, 1999 in a sale of the common stock or any security convertible into common stock.

                             Should the holder of the Convertible Note elect to convert the Note into ownership of the Argentinean subsidiary, the Company would maintain majority ownership of the Argentinean subsidiary.

                             Interest expense on this note payable was $79,000 and $27,000 for the nine months and three months ended September 30, 2000, respectively.

                             See Note 8.

                             (c)     CONVERTIBLE DEBENTURE

                             On December 28, 1999, the Company completed a private placement which included:

                                    (i)     The issuance of a convertible
                                            debenture ("Convertible
                                            Debenture"), which can be drawn
                                            upon until December 28, 2000, up
                                            to $3,000,000 ($3,000,000
                                            outstanding as of September 30,
                                            2000).  This Convertible
                                            Debenture carries interest at 15%
                                            (12% through September 30, 2000),
                                            payable quarterly, and is due at
                                            the earlier of July 1, 2001 or
                                            the completion of a public
                                            offering of at least $10 million
                                            (see iii. below). This
                                            Convertible Debenture is
                                            convertible into the Company's
                                            common stock, at any time, at
                                            $7.50 per share. The Convertible
                                            Debenture holder also has the
                                            option to receive interest in
                                            shares of the Company's common
                                            stock, rather than cash, at $6.50
                                            per share.

                                            The difference between the
                                            conversion rate of $7.50 per
                                            share and the market price of the
                                            Company's common stock of $8.625
                                            per share resulted in a favorable
                                            conversion rate interest expense
                                            of $225,000 in 1999 related to
                                            the original $1.5 million drawn
                                            on December 28, 1999. The market
                                            price of the Company's common
                                            stock was less than the
                                            conversion rate on the remaining
                                            $1.5 million drawn in 2000.

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

                             Based on the Black-Scholes pricing model, the warrants issued were valued at $1,170,000, which increased additional paid-in capital and decreased the Convertible Debenture (debt discount). The debt discount is amortized over the life of the Convertible Debenture of which $585,000 and $195,000 was amortized for the nine months and three months ended September 30, 2000, respectively.

                             The holder of this Convertible Debenture has exercised its right to accelerate the due date upon completion of the proposed Sale (Note 8).

                             (d)     CONVERTED DEBENTURES

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

                             On October 2, 1998 and December 31, 1998, the Series A and Series B convertible debenture bonds were converted to 518,750 shares of common stock, at a $4 per share conversion rate rather than the original $5.25 per share conversion rate. The revision in the conversion rate was accounted for in 1998 by an increase in additional paid-in capital and interest expense of $1.4 million for the additional shares issued. Costs associated with these conversions were approximately $56,215 during 1998. These costs are netted against the principal amount of debt converted in the accompanying unaudited condensed consolidated statements of changes in stockholders' equity (deficiency). The Company also issued to an investment banking firm in 1998, 92,262 warrants with an exercise price of $4.75 per share, expiring in March 2001. The Company also issued options to purchase 176,190 shares of common stock at $5.25 per share to the debenture holders as a part of the conversion, of which 4,000 options were exercised in 1998, 24,548 options were exercised in 1999 and the balance expired.

                             (e)     PROMISSORY NOTE

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

4.  STOCKHOLDERS' EQUITY     (a)    COMMON STOCK ISSUANCES
    (DEFICIENCY)

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

                             The Company entered into an agreement with an affiliate of one of its principal shareholders (the "Affiliate") that provided that the Company pay a minimum investment banking fee to the Affiliate of $100,000 per year for a three-year period commencing July 28, 1997, extendable for an additional nine years under certain conditions. The agreement also provided for the reimbursement of certain expenses incurred by the Affiliate up to $17,000 and for the issuance of .5% of the Company's common stock (20,895 shares), as defined, to a charitable foundation. In 1998, this agreement was canceled and the Affiliate was paid $150,000 and issued 83,395 shares of common stock and 43,750 warrants with an exercise price of $4 per share, expiring in October 2003. In 1998, the Company paid, in cash, $225,000 to the Affiliate for investment banking services ($300,000 from inception through September 30, 2000).

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

                                (ii)   Stock options exercised - Stock
                                       options for 24,548 shares (Note 3(d))
                                       were exercised at $5.25 per share,
                                       less commissions of $11,599.

                               (iii)   Sale of common stock, Convertible
                                       Debenture and warrants - On December
                                       28, 1999, the Company sold 384,615
                                       shares at $6.50 per share, received
                                       $1.5 million for a Convertible
                                       Debenture of up to $3 million and
                                       issued 600,000 warrants exercisable at
                                       $8.00 per share until December 2004
                                       (Note 3(c)). Expenses related to the
                                       sale of common stock were $32,297.

                             During the nine months ended September 30, 2000 -

                               (i) In February 2000, the Company retained an investment banking firm to pursue a private placement of equity or equity-linked securities. The private placement attempted to raise up to $25 million for the issuance of redeemable Series A Convertible Preferred Stock. As a result of the proposed Sale (Note
                                       8), the private placement was
                                       discontinued. Expenses of $123,681
                                       related to the private placement that
                                       were deferred as of June 30, 2000 were
                                       charged to operations in the three
                                       months ended September 30, 2000.

                              (ii)     Stock options exercised - stock
                                       options for 25,000 shares were at $.01
                                       per share (Note 5).

(b)     STOCK OPTIONS AND WARRANTS ISSUED


                                                                      Exercise
                                                                         Price
                                                                           Per    Date                 Expiration
Date Issued          Description                            Shares       Share    Exercisable*         Date
-----------          -----------                            ------       -----    ------------         ----
Options:
    February 1998    Company executives                     88,888       $5.25    25% exercisable      March 2003
                                                                                  on issuance,
                                                                                  remainder vests
                                                                                  ratably over three
                                                                                  years
    October 1999     Company executive                      37,500       $6.50    50% exercisable      October 2004
                                                                                  on issuance,
                                                                                  remainder
                                                                                  vests over two
                                                                                  years
    April 1998       Employee                                1,000       $4.00                         April 2003
    December 1999    Options issued under the Employee     351,000       $8.00    Exercisable ratably
                     Equity Incentive Plan                                        over three years     December 2005 - 7

    June 2000        Options issued under the Employee                            Exercisable ratably
                     Equity Incentive Plan                  10,000      $10.00    over three years     June 2006 - 8
                                                         ---------

                     Option shares                         488,388
                                                         ---------

Warrants:
    November 1997    Three shareholders                    234,216       $1.92                         October 2003
    December 1997    Investment banking fee -
                         Series A debentures                54,375       $4.00                         November 2000
    March 1998       Investment banking fee - Series
                         B debentures                       92,262       $4.75                         March 2001
    August 1998      In connection with bridge
                         financing                          17,543       $4.00                         August 2003
    October 1998     Investment banking fee for sale
                         of common stock                    30,667       $5.25                         October 2003
    October 1998     Issued with common stock sold         402,500       $4.00                         October 2003
    October 1998     Directors fees                         50,000       $4.00                         October 2003
    October 1998     Cancellation of investment
                         banking agreement                  43,750       $4.00                         October 2003
    October 1998     Investment banking fee for sale
                         of common stock                     9,625       $4.00                         October 2003
    December 1998    Debenture conversion                    8,810       $5.25                         December 2003
    March 1999       Investment banking services             4,348       $5.25                         March 2004
    December 1999    Issued with Convertible Debenture     600,000       $8.00                         December 2004
    February 2000    Director fees                          25,000       $8.00                         February 2005
    August/September In connection with interim bridge
    2000                 financing                         404,614       $3.25                         August 2005
                                                         ---------

                        Warrant shares                   1,977,710
                                                         ---------

                        Total options and warrant
                         shares                          2,466,098
                                                         ---------
                                                         ---------


*Exercisable on issuance except as noted

                          At September 30, 2000, the Company has options and warrants for 2,073,501 shares of common stock currently exercisable at a weighted average exercise price of $4.96 per share. The options and warrants expire as follows:


                                                                                            Weighted
                                                                                             Average
                                                                                            Exercise
                          YEAR ENDING DECEMBER 31,                              Shares         Price
                          -----------------------------------------------------------------------------
                          2000                                                  54,375   $      4.00
                          2001                                                  92,262          4.75
                          2003                                                 886,999          3.63
                          2004                                                 641,848          7.89
                          2005                                                 546,614          4.48
                          2006                                                 120,333          8.06
                          2007                                                 120,333          8.06
                          2008                                                   3,334         10.00
                          -----------------------------------------------------------------------------

                          Total                                              2,466,098   $      5.42
                          -----------------------------------------------------------------------------
                          -----------------------------------------------------------------------------


                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(c)     NONCASH EQUITY TRANSACTIONS

In connection with the noncash aspects of certain issuances of common stock, options and warrants, the Company valued such transactions as follows:




                                                    Inception
                                                 (January 15,   -----------------------------------
                                                        1997)           Nine Months Ended
                                                      Through   -----------------------------------
                                                September 30,     September 30,       September 30,
                                                         2000              2000                1999
---------------------------------------------------------------------------------------------------
Interest expense related to conversion rate of
    convertible debentures (i)                   $     852,000  $             -  $                -

Revision of debt conversion rate (ii)                1,400,000                -                   -

Common stock issued for cancellation of
    investment banking agreement and debt
    issuance (iii)                                     889,000                -                   -

Stock option compensation (i)                          279,618          171,730              29,166

Options issue to debenture holders for
    debenture conversion (iv)                           95,000                -                   -

Warrants issued for services (iv)                      857,500          376,000               8,500
---------------------------------------------------------------------------------------------------

                                                 $   4,373,118  $       547,730  $           37,666
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


                                                   ----------------------------------
                                                           Three Months Ended
                                                   ----------------------------------
                                                     September 30,    September 30,
                                                              2000             1999
-------------------------------------------------------------------------------------
Interest expense related to conversion rate of
    convertible debentures (i)                      $            -  $             -

Revision of debt conversion rate (ii)                            -                -

Common stock issued for cancellation of
    investment banking agreement and debt
    issuance (iii)                                               -                -

Stock option compensation (i)                               48,454            9,722

Options issue to debenture holders for
    debenture conversion (iv)                                    -                -

Warrants issued for services (iv)                          226,000                -
-------------------------------------------------------------------------------------

                                                    $      274,454  $         9,722
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


                        (i) Value based on the excess of market price of the Company's publicly traded common stock over the conversion or exercise price. The excess stock option value is amortized over the vesting period of the options.

                        (ii) Value based on the increased common shares issued, due to the reduced conversion rate, using the market price of the Company's publicly traded common stock.

                        (iii) Value based on the market price of the Company's publicly traded common stock.

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

                                            The amounts above were charged to the following expense accounts:


                                                     Inception
                                                  (January 15,
                                                         1997)       Nine Months Ended             Three Months Ended
                                                       Through  ----------------------------- -----------------------------
                                                 September 30,  September 30,  September 30,  September 30,  September 30,
                                                          2000           2000           1999           2000           1999
                          -------------------------------------------------------------------------------------------------
                          Salaries and
                          benefits             $       503,618 $      321,730 $       29,166 $       48,454  $       9,722
                          Professional and
                              investment
                              banking fees           1,069,500              -          8,500              -              -
                          Interest expense           2,574,000              -              -              -              -
                          Cumulative effect of
                              change in
                              accounting
                              principle                226,000        226,000              -        226,000              -
                          -------------------------------------------------------------------------------------------------

                          Total                $     4,373,118 $      547,730 $       37,666 $      274,454  $       9,722
                          -------------------------------------------------------------------------------------------------
                          -------------------------------------------------------------------------------------------------

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



                                            (d)     EMPLOYEE EQUITY INCENTIVE PLAN

                                            In April 1999, the Company's Board of Directors approved a 10-year Employee
                                            Equity Incentive Plan ("Plan"), subject to approval of its stockholders. The stockholders ratified the Plan in September 1999. Under the Plan, 484,655 shares of the Company's common stock are reserved for issuance under various award plans including stock options, restricted stock, bonus and performance shares, etc. Options for 411,500 (361,000 outstanding as of September 30,
                                            2000 after forfeitures) shares of common stock under the Plan have been granted through September 30, 2000 at $8 and $10 per share. These options vest ratably over three years and expire five years after they become exercisable. To the extent the market price on the date the options were granted exceeded the option price, compensation expense is provided by amortizing the excess ($351,000) over the vesting period of the options. In
                                            March 2000, the Board of Directors agreed to allocate an additional 64,000 shares for stock options to be made available for new site development vice presidents, none of which were issued as of September 30, 2000.

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



                                       The following table summarizes the Company's employee stock option activity:


                                                                                                         Exercisable
                                                                                                   ------------------------
                                                                                          Weighted                Weighted
                                                                                           Average                 Average
                                                                                          Exercise                Exercise
                                                                             Shares          Price      Shares       Price
                                       ------------------------------------------------------------------------------------
                                       1998:
                                           Granted and outstanding at
                                                December 31, 1998            89,888          $5.24      34,333       $5.21
                                                                                                   ------------------------
                                                                                                   ------------------------

                                       1999:
                                           Granted                          439,000          $7.87
                                                                        ------------

                                       Outstanding at December 31,
                                           1999                             528,888          $7.42      75,305       $5.54
                                                                                   ----------------------------------------
                                                                                   ----------------------------------------

                                       Nine months ended September
                                           30, 2000
                                           Granted                           10,000         $10.00
                                           Forfeited                        (50,500)         $8.00
                                                                        ---------------

                                       Outstanding at September 30,
                                           2000                             488,388          $7.42      95,791       $5.60
                                                                        ---------------------------------------------------
                                                                        ---------------------------------------------------



                                            (e)     WARRANT OFFERING PROGRAM

                                                   In March 2000, the Company's Board of Directors approved a Warrant
                                                   Offering Program ("Program") for the owners of office building portfolios who meet certain criteria, which program was modified in
                                                   April 2000. The Program provides for up to 400,000 warrants to be offered, at an exercise price of $2.50 per share, upon either the execution of a Master Lease or installation of a Riser pursuant to a
                                                   Riser Access Agreement. The number of warrants issued will be determined by formula based on the number of square feet committed. As of September 30, 2000, no warrants were issued under the Program.


5.  RELATED PARTY                           Consulting fees to one of the Company's directors amounted to $66,885 and
    TRANSACTIONS                            $43,500 for the nine months ended September 30, 2000 and 1999, respectively,
                                            $23,750 and $0 for the three months ended September 30, 2000 and 1999, respectively, and $181,285 since inception.

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

                                            See also Notes 3(a) and (b) and 4(a) and (b) for interim bridge financing and a convertible note payable with related parties and equity securities issued to related parties, respectively.



6.  RESTATEMENTS - 1999                     Revenues - net were decreased and net loss was increased by $24,124 and
                                            $49,043 for the three and nine months ended September 30, 1999, respectively, to conform to the revenue recognition policies adopted by the Company for the year ended December 31, 1999 based on the guidance provided by Staff
                                            Accounting Bulletin 101, Revenue Recognition in Financial Statements. Such
                                            restatements increased the net loss per share $.01 each for the nine and three months ended September 30, 1999.


7.  RECENT ACCOUNTING                       In March 2000, the Financial Accounting Standards Board issued FASB
    PRONOUNCEMENT                           Interpretation No. 44 "Accounting for Certain Transactions Involving Stock
                                            Compensation an interpretation of APB Opinion No. 25" ("Interpretation")
                                            which, among other issues, requires that nonemployee directors be treated as employees for stock compensation paid for service as directors. This
                                            Interpretation was adopted as of July 1, 2000. As a result, warrants issued to the Company's directors for services as directors are to be valued at the excess of the market value of the Company's publicly traded common stock on the grant date over the exercise price rather than the value based on the
                                            Black-Scholes pricing model, the latter being the accounting policy previously followed by the Company.

                                            Accordingly, as of January 1, 2000, the Company has recorded additional compensation expense of $226,000 for the three and nine months ended September 30,
                                            2000, as a cumulative effect of change in accounting principle as of January 1,
                                            2000, to value options granted to directors in prior years for services or directors under APB 25, for the effect of the Interpretation. In addition, compensation expense was increased by $101,250 for warrants issued to a director in February 2000. This increase in compensation expense increased the net loss per share $.02 for the first quarter ended March 31, 2000.



8.  SUBSEQUENT EVENT                        On October 18, 2000, the Company executed an Asset Purchase Agreement to sell substantially all of its assets relating to its U.S. business to Apex Site
                                            Management, Inc., a wholly owned indirect subsidiary of SpectraSite Holdings,
                                            Inc. For the nine months ended September 30, 2000, net revenues from the U.S.
                                            assets sold represented approximately 95% of the consolidated net revenues.

                                            The consideration related to the proposed Sale is expected to be $16.5 million in cash plus up to an additional $250,000 in contingent consideration. In addition, the acquirer will assume certain liabilities, primarily the
                                            Company's corporate office lease. U.S. assets to be sold include certain
                                            Facility Site Master Leases and Subleases related to the Company's U.S.
                                            telecommunications rights, the Company's "USRT Telecom Grid" and "9-Stage
                                            Tracking System" and certain other assets.

                                            Part of the consideration includes an initial deposit of (i) $1.65 million paid to an escrow agent upon the execution of the Asset Purchase Agreement, and (ii) an additional deposit of $1.65 million which was paid to the Company, with the remaining consideration due at closing. The initial deposit, under certain circumstances, will be retained by the Company as liquidated damages if the proposed Sale is terminated. Repayment to the acquirer of the additional deposit and interest thereon is guaranteed by the Company's directors, either individually or through their affiliates. The Company has agreed to issue promissory notes together with warrants to purchase the
                                            Company's common stock on the same terms used for the Company's interim bridge financing (Note 3(a)) should the directors be required to fund any amounts under the guarantee.

                                            A portion of the proposed Sale proceeds are expected to be used to repay approximately $5.855 million of debt outstanding consisting of the interim bridge financing (Note 3(a)), the convertible note payable (Note 3(b)) and the
                                            Convertible Debenture (Note 3(c)). A portion of the proceeds are expected to be used to pay expenses of the proposed Sale and expenses of the Company prior to and after the proposed Sale. The Company may use all or a portion of the remaining proceeds to develop and expand its international markets, including
                                            Argentina and Brazil.



                                            The proposed Sale is contingent upon, among other things, securing certain approvals and consents and the execution of nonsolicitation agreements and a noncompete agreement. There can be no assurance that the conditions of the proposed Sale will be satisfied or waived and that the proposed Sale will be consummated. The closing is expected to take place on the first business day following the completion of the Regulation 14C requirements of the Securities
                                            Exchange Act of 1934, subject to extension under certain conditions, but in no event later than February 15, 2001.

                                            Since the proposed Sale involves the sale of certain U.S. assets, the Company plans to continue to operate internationally after the proposed Sale.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

          The following discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2000 should be read in conjunction with our unaudited condensed consolidated financial statements, including the related notes, included elsewhere in this quarterly report. These unaudited financial statements should be read in conjunction with the Company's December 31, 1999 annual consolidated financial statements. Such annual consolidated financial statements include our independent auditors' report, which contains a modification concerning substantial doubt about our ability to continue as a going concern.

          The following discussion should also be read with reference to our Form 10-SB/A2, filed June 28, 2000, which contains definitions of certain capitalized terms used below.

OVERVIEW

          We are in the development stage and have experienced recurring losses since inception (January 15, 1997) and have negative cash flows from operations. For the nine months ended September 30, 2000 and 1999, we experienced net losses of $7.6 million and $3.8 million, respectively, and we have experienced $21.9 million of net losses since inception. As of September 30, 2000, we had a deficit in working capital of $4.8 million.

          As more fully discussed in Note 8 to the unaudited condensed consolidated financial statements, on October 18, 2000 we executed an Asset Purchase Agreement to sell substantially all of the assets relating to our U.S. business to Apex Site Management, Inc., a wholly-owned indirect subsidiary of SpectraSite Holdings, Inc. for $16.5 million in cash plus up to an additional $250,000 in contingent consideration and the assumption of certain liabilities. The proposed asset sale is contingent upon, among other things, securing certain approvals and consents and the execution of non-solicitation agreements and a non-compete agreement between Apex and us and between Apex and certain members of our management. There can be no assurance that the conditions of the proposed asset sale will be satisfied or waived and that the proposed asset sale will be consummated. The closing is expected to take place on the first business day following the completion of the Regulation 14C requirements of the Securities Exchange Act of 1934 (requiring delivery of an information statement concerning the proposed asset sale to our stockholders), subject to extension under certain conditions, but in no event later than February 15, 2001.

          A portion of the proceeds from the proposed asset sale will be used to repay approximately $5,855,000 of indebtedness to Brandywine Operating Partnership, L.P., Jordan E. Glazov, Perry H. Ruda, Victor Chigas and Troon & Co. In addition, a portion of the proceeds will be used for other corporate purposes including the payment of (i) expenses incurred in connection with the proposed asset sale, (ii) expenses incurred during the period prior to the closing of the proposed asset sale in the operation and termination of our U.S. business and (iii) expenses incurred in the operation of our remaining business both prior to and after the closing of the proposed asset sale. Moreover, the Company intends to evaluate a number of alternative uses for the remaining proceeds, including using all or a portion of such proceeds both to develop and expand our businesses in our existing international markets, specifically in Argentina and Brazil through our subsidiaries located in those countries, as well as to expand into selected new international markets. Our ability to continue as a going concern is contingent upon our ability to complete the proposed asset sale, to raise capital and to expand and attain profitability in our international operations, which will remain following the proposed asset sale. Management expects to continue to incur development costs to generate significant international revenue to achieve profitability.

          If we are not able to consummate the proposed asset sale and attain profitable international operations, there is a substantial doubt that we will be able to continue as a going concern. Our independent auditors' report on our 1998 and 1999 annual consolidated financial statements contains a modification concerning substantial doubt about our ability to continue as a going concern. The Company is currently utilizing a $1.75 million commitment for interim bridge financing from related parties (see Note 3 (a) to the unaudited condensed consolidated financial statements) and a deposit of $1.65 million which was received upon the execution of the Asset Purchase Agreement (see Note 8 to the unaudited condensed consolidated financial statements) to fund operating activities. Certain of our directors or their affiliates have agreed to repay such deposit, plus interest, to Apex if the closing of the proposed asset sale does not occur on the contemplated closing date under certain circumstances.
If and to the extent any such director or affiliate is required to repay such deposit to Apex, we have agreed to issue to such person a promissory note and warrants.

          QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999.

Revenues

          Revenues increased to $524,390 for the three months ended September 30, 2000 from $172,307 for the same period in 1999. The revenues increased as we entered into more site specific subleases of our telecom access rights with Telecom Service Providers on properties in the "USRT Telecom Grid" and initial revenues which were received in Argentina.

Revenues-net

          Revenues-net (after direct costs) also increased consistent with the increased revenues. The margin percentage for the three months ended September 30, 2000 of 20.4% was less than the 24.8% for the three months ended September 30, 1999 because (a) the 1999 quarter included a sale of an easement right and a fee for negotiating the termination of a third party contract, both related to the site leasing business, and (b) the 2000 quarter included the cost of an additional processing employee.

Operating Expenses

          Operating expenses increased to $2.1 million for the quarter ended September 30, 2000 from $1.4 million for the quarter ended September 30, 1999. During the quarter ended September 30, 2000, salaries and benefits increased to $993,940 from $786,346 for the comparable three months in 1999, as we hired additional personnel to implement our business plan. General and administrative expenses increased during the quarter ended September 30, 2000 to $644,796 from $448,390 in the second quarter of 1999. This increase was for additional office space, insurance, marketing and other operating costs. Professional and investment banking fees were $427,150 for the quarter ended September 30, 2000 compared to $188,389 in the third quarter of 1999, reflecting the additional expenses of the discontinued private placement (including $124,000 deferred as of June 30, 2000) and costs to date relating to the proposed asset sale.

          Operating expenses included the costs to fund the operations in Argentina and the start-up of our subsidiary in Brazil, which were approximately $638,000 for the quarter ended September 30, 2000 compared to $347,000 for the comparable period in 1999. No foreign currency adjustments exist since the Argentinean peso is equivalent to one U.S. dollar and the Brazilian expenses were paid in U.S. dollars.

Interest Expense and Financing Costs

          During the quarter ended September 30, 2000, interest expense and financing costs increased by $506,370 from the comparable three months in 1999. The increase is attributable to noncash interest charges of $375,000 in the quarter ended September 30, 2000 relating to the amortized debt discount on the interim bridge financing and the Convertible Debenture and interest expense on the interim bridge financing, Convertible Debenture and convertible note payable. There were no interest charges for the third quarter of 1999.

Interest Income

          Interest income increased to $10,729 during the quarter ended September 30, 2000 from $5,580 for the comparable quarter in 1999 as a result of short term investments of cash received from the December 1999 funding of the Convertible Debenture.

Income Taxes

          No income tax benefit of our losses has been recognized because of the uncertainty in realizing the benefit of our net operating losses.

Cumulative Effect of Change in Accounting Principle

          As more fully discussed in Note 7 to the unaudited condensed consolidated financial statements, our results of operations for the three months ended September 30, 2000 included a $226,000 charge ($.03 per share) for adopting Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" relating to the valuation of warrants issued in prior years to the Company's directors.

Net Loss

          Our net loss increased for the three months ended September 30, 2000 to $2,680,478 ($.41 per basic and diluted common share) from $1,374,882 ($.23 per basic and diluted common share) for the comparable period in 1999, primarily due to increased operating expenses to support our growth, increased professional fees related to our proposed asset sale and discontinued private placement, interest expense on our debt, operating expenses of the Argentina subsidiary and the start-up costs of the Brazilian subsidiary.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues

          Revenues increased to $1,033,821 for the nine months ended September 30, 2000 from $248,398 for the same period in 1999. The revenues increased as we entered into more site specific subleases of our telecom access rights with Telecom Service Providers on properties in the "USRT Telecom Grid" and initial revenues which were received in Argentina in the third quarter of 2000.

Revenues-net

          Revenues-net (after direct costs) also increased consistent with the increased revenues. The margin percentage for the nine months ended September 30, 2000 of 21.2% was less than the 23% for nine months ended September 30, 1999 because the 1999 nine months included a sale of an easement right and a fee for negotiating the termination of a third party contract, both related to the site leasing business.

Operating Expenses

          Operating expenses increased to $6.6 million for the nine months ended September 30, 2000 from $3.9 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000 salaries and benefits increased to $3,269,958 from $2,160,011 for the first nine months of 1999 as we hired additional personnel to implement our business plan. General and administrative expenses increased during the nine months ended September 30, 2000 to $2,428,398 from $1,358,842 in the first nine months of 1999. This increase was for additional office space, insurance, travel, recruiting and other operating costs. Professional and investment banking fees were $895,024 in the nine months ended September 30, 2000 compared to $361,120 in the same period of 1999, reflecting, the additional expenses of the discontinued private placement (including $124,000 deferred as of June 30, 2000), the costs to date of the proposed asset sale and the costs, in the second quarter of 2000, for filing to become a public reporting company and a Delaware corporation.

          Operating expenses included the cost to fund the operations in Argentina and the start-up of our subsidiary in Brazil, which were approximately $1,851,000 for the nine months ended September 30, 2000 compared to $631,000 for the nine months in 1999 and $2,971,000 since inception. No foreign currency adjustments exist since the peso is equivalent to one U.S. dollar, and the Brazilian expenses were paid in U.S. dollars.

Interest Expense and Financing Costs

          During the nine months ended September 30, 2000, interest expense and financing costs increased $1,047,934 from the comparable nine months in 1999. The increase is attributable to noncash interest charges of $765,000 for the nine months ended September 30, 2000 relating to the amortized debt discount on the interim bridge financing and Convertible Debenture and interest expense on the interim bridge financing, Convertible Debenture and convertible note payable. There were no interest charges for the first nine months of 1999.

Interest Income

          Interest income increased to $71,398 during the nine months ended September 30, 2000 from $31,886 for the first nine months in 1999 as a result of short term investments of cash received from the December 1999 funding of the Convertible Debenture.

Income Taxes

          No income tax benefit of our losses has been recognized because of the uncertainty in realizing the benefit of our net operating losses.

Cumulative Effect of Change in Accounting Principle

          Refer to the explanation above in the three month comparison.

Net Loss

          Our net loss increased for the nine months ended September 30, 2000 to $7,577,204 ($1.17 per basic and diluted common share) from $3,790,896 ($.64 per basic and diluted common share) for the comparable period in 1999, primarily due to increased operating expenses to support our growth, increased professional fees related to our proposed asset sale, discontinued private placement and filings to become a public reporting company and Delaware corporation, interest expense on our debt, operating expenses of the Argentina subsidiary and the start-up costs of the Brazilian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

          We continue to be in the development stage. We have a substantial ongoing investment in business development efforts and expenditures to build the appropriate infrastructure to support our expected growth which, on an ongoing basis, will be primarily in international markets. The proceeds from our proposed asset sale, together with additional equity and debt financing, as necessary, will be used to fund our cash requirements.

          Net cash used in our operations was $6.1 million for the nine months ended September 30, 2000 and $3.7 million for the same period in 1999. The increase in net cash used for operating activities in 2000 was primarily due to the funding of the Argentinean subsidiary, the startup of the Brazilian subsidiary, interest expense on our debt and increased operating expenses.

          Cash used in investing activities was $195,997 for the nine months ended September 30, 2000 and $37,669 for the nine months ended September 30, 1999. Cash used was primarily for the purchase of equipment. The Company has no significant capital expenditure commitments.

          Our primary sources of liquidity have been through the issuance of common stock and borrowings through convertible debentures and interim bridge financing. Proceeds received from financing activities were primarily used to fund our losses. During the third quarter of 2000, we borrowed an additional $750,000 under the terms of the

$3,000,000 Convertible Debenture ($3,000,000 outstanding as of September 30,
2000) and $1,152,500 under a $1.75 million interim bridge financing commitment from related parties. On October 11, 2000 an additional $202,500 was drawn under this commitment.

          We anticipate that the proceeds from the proposed asset sale will be sufficient to repay our indebtedness, fund the expenses of the proposed asset sale and the expenses of the Company prior to the proposed asset sale and, if our management elects to focus on expansion of our businesses in our existing international markets, fund the expansion of the Argentinean and Brazilian operations for the next twelve months. There can be no assurance, however, that the conditions of the proposed asset sale will be satisfied or waived and that the proposed asset sale will be consummated. Additional future international expansion will likely require additional funding should the Company consider such expansion.

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

          In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No 25" ("Interpretation") which, among other issues, requires that nonemployee directors be treated as employees for stock compensation paid for service as directors. This Interpretation was adopted as of July 1, 2000. As a result, warrants issued to the Company's directors for services as directors are to be valued at the excess of the market value of the Company's publicly traded common stock on the grant date over the exercise price rather than the value based on the Black-Scholes pricing model, the later being the accounting policy previously followed by the Company. See
Note 7 to the unaudited condensed consolidated financial statements for the effect of this Interpretation on the three and nine months ended September 30, 2000.


         PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d)      Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Index to Exhibits


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
2.1                 Form of Certificate of  Merger*
2.2                 Plan and Agreement of Merger*
3.1                 Certificate of Incorporation*
3.2                 Bylaws*
4.1                 Form of Common Stock Certificate*
4.2                 Shareholders' Agreement dated October 2, 1998*
4.3                 Registration Rights Agreement dated October 2, 1998*
4.4                 Convertible Promissory Note dated September 24, 1999*
4.5                 Amendment dated September 24, 1999 to Shareholders Agreement dated October 2, 1998*
4.6                 Amendment dated September 24, 1999 to Registration Rights Agreement dated October 2, 1998*
4.7                 12% Convertible Debenture dated December 28, 1999*
4.8                 Amendment dated December 28, 1999 to Shareholders  Agreement dated October 2, 1998, as amended*
10.1                Presidential Towers Office Lease dated October 6, 1999*
10.2                Employment Agreement dated as of January 15, 1997 between the Company's predecessor and Perry
                    H. Ruda*
10.3                Employment Agreement dated as of January 15, 1997 between the Company's predecessor and
                    Jordan E. Glazov*
10.4                Amendment to Employment Agreement dated as of April 20, 1999 between the Company and Perry
                    H. Ruda*
10.5                Amendment to Employment Agreement dated as of April 20, 1999 between the Company and Jordan
                    E. Glazov*
10.6                1999 Employee Equity Incentive Plan*
10.7                Exclusive Telecommunications Strategic Cooperation Agreement dated February 18, 2000*
21.1                List of the Company's Subsidiaries*
27                  Financial Data Schedule (September 30, 2000)

             *Incorporated by reference from Form 10-SB/A filed June 8, 2000

         (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the calendar year quarter ended September 30, 2000.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     U.S. RealTel, Inc.



Date: November 14, 2000              BY:  /s/  John R. Glass
                                        ---------------------------------------
                                        John R. Glass, Chief Financial Officer


Date: November 14, 2000              BY: /s/   Jordan E. Glazov
                                        ---------------------------------------
                                               Jordan E. Glazov, President

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
2.1                 Form of Certificate of  Merger*
2.2                 Plan and Agreement of Merger*
3.1                 Certificate of Incorporation*
3.2                 Bylaws*
4.1                 Form of Common Stock Certificate*
4.2                 Shareholders' Agreement dated October 2, 1998*
4.3                 Registration Rights Agreement dated October 2, 1998*
4.4                 Convertible Promissory Note dated September 24, 1999*
4.5                 Amendment dated September 24, 1999 to Shareholders Agreement dated October 2, 1998*
4.6                 Amendment dated September 24, 1999 to Registration Rights Agreement dated October 2, 1998*
4.7                 12% Convertible Debenture dated December 28, 1999*
4.8                 Amendment dated December 28, 1999 to Shareholders  Agreement dated October 2, 1998, as amended*
10.1                Presidential Towers Office Lease dated October 6, 1999*
10.2                Employment Agreement dated as of January 15, 1997 between the Company's predecessor and Perry
                    H. Ruda*
10.3                Employment Agreement dated as of January 15, 1997 between the Company's predecessor and
                    Jordan E. Glazov*
10.4                Amendment to Employment Agreement dated as of April 20, 1999 between the Company and Perry
                    H. Ruda*
10.5                Amendment to Employment Agreement dated as of April 20, 1999 between the Company and Jordan
                    E. Glazov*
10.6                1999 Employee Equity Incentive Plan*
10.7                Exclusive Telecommunications Strategic Cooperation Agreement dated February 18, 2000*
21.1                List of the Company's Subsidiaries*
27                  Financial Data Schedule (September 30, 2000)

              *Incorporated by reference from Form 10-SB/A filed June 8, 2000