Form 10KSB
period 2000-12-31
U S REALTEL INC
filed 2001-03-30
CIK 1056064

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                        (COMMISSION FILE NO.) 000-30401

                               U.S. REALTEL, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                                        36-4360426
 ---------------------------------                         -------------------
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

ONE FINANCIAL PLAZA, SUITE 1101, FT. LAUDERDALE, FLORIDA              33394
--------------------------------------------------------            -----------
      (Address of principal executive offices)                      (Zip Code)

                                 (954) 462-0449
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                   SECURITIES REGISTERED UNDER SECTION 12(b)
                    OF THE SECURITIES EXCHANGE ACT OF 1934:

                                      NONE

                   SECURITIES REGISTERED UNDER SECTION 12(g)
                    OF THE SECURITIES EXCHANGE ACT OF 1934:

                         COMMON STOCK, $0.001 PAR VALUE


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $1,720,000.

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 23, 2001 was $3,602,000, computed by reference to the closing sale price of the Common Stock of $1.625 per share on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2001, there were 6,467,808 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:     Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its 2001 Annual Meeting of Stockholders to be held on May 25, 2001 are incorporated by reference into Part III of this Form 10-KSB to the extent stated herein.

===============================================================================

                               U.S. REALTEL, INC.

                   FISCAL YEAR 2000 FORM 10-KSB ANNUAL REPORT

                              -------------------

                               TABLE OF CONTENTS

PART I

   Item 1.  Description of Business...............................................................................1
   Item 2.  Description of Property...............................................................................9
   Item 3.  Legal Proceedings.....................................................................................9
   Item 4.  Submission of Matters to a Vote of Security Holders...................................................9

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters..............................................9
   Item 6.  Management's Discussion and Analysis and of Financial Condition and Results of
               Operations........................................................................................10
   Item 7.  Financial Statements.................................................................................18
   Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial
               Disclosure........................................................................................18

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.................................................................18
   Item 10.  Executive Compensation..............................................................................18
   Item 11.  Security Ownership of Certain Beneficial Owners and Management......................................18
   Item 12.  Certain Relationships and Related Transactions......................................................19
   Item 13.  Exhibits List and Reports on Form 8-K...............................................................19

             Signatures..........................................................................................21


                                     PART I

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THIS REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR OUR FUTURE FINANCIAL AND OPERATIONAL PERFORMANCE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING MARKETS FOR OUR SERVICES; TRENDS IN REVENUES, GROSS PROFITS AND ESTIMATED EXPENSE LEVELS; LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY; AND ANY STATEMENT THAT CONTAINS THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "INTEND," "ESTIMATE," "EXPECT," "SEEK" AND OTHER SIMILAR EXPRESSIONS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT REFLECT OUR CURRENT EXPECTATIONS AND BELIEFS, AND WE DO NOT UNDERTAKE PUBLICLY TO UPDATE OR REVISE THESE STATEMENTS, EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS EXPRESSED IN THIS REPORT, ANNUAL OR QUARTERLY REPORTS TO SHAREHOLDERS, PRESS RELEASES OR COMPANY STATEMENTS WILL NOT BE REALIZED. IN ADDITION, THE INCLUSION OF ANY STATEMENT IN THIS REPORT DOES NOT CONSTITUTE AN ADMISSION BY US THAT THE EVENTS OR CIRCUMSTANCES DESCRIBED IN SUCH STATEMENT ARE MATERIAL. FURTHERMORE, WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT MATERIALIZE AND MAY INVOLVE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL, THAT COULD CAUSE ACTUAL EVENTS OR PERFORMANCE TO DIFFER MATERIALLY FROM THOSE CONTAINED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THE BUSINESS AND ECONOMIC RISKS DESCRIBED IN ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS".

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         We provide site access and usage rights, which we call "Telecommunications Rights," to telecommunications companies. We obtain Telecommunications Rights from property owners under long-term, "master lease" agreements. Under our master leases, we receive the rights to install communications infrastructure in a property and/or to provide communications services to the property's tenants. In exchange, we pay the property owner a percentage of the revenues that we receive from subleasing the Telecommunications Rights to telecommunications companies. We currently operate in Argentina and Brazil. We utilize a database containing site information about the location, size, type and ownership of our properties. As of March 1, 2001, we have executed subleases with seven telecommunications companies covering 56 properties in Argentina, with respect to which telecommunications facilities have been installed and are operational on 40 properties. We have not entered into any subleases yet in Brazil.

HISTORY AND FORMATION

         We were organized in January 1997 under the name "AGILE, LLC," and we incorporated in the State of Illinois under the name "U.S. RealTel, Inc." in August 1997. In November 1997, we merged with and into a shell corporation, Admiral Two Capital Corporation, and the surviving company's name was changed to "U.S. RealTel, Inc." On May 8, 2000, we reincorporated into the State of Delaware. We established operations in Buenos Aires, Argentina in December 1998 and in Sao Paolo, Brazil in February 2000. We operate in Argentina through RealTel de Argentina, S.A., a majority owned Argentine corporation, and in Brazil through RealTel do Brasil, S.A., a majority owned Brazilian corporation.

         In December 2000 we completed the sale of substantially all of our North American assets and operations, including our proprietary database of site information, to Apex Site Management, Inc., a subsidiary of SpectraSite Holdings, Inc. In connection with the sale, we agreed not to compete for two years with SpectraSite in the United States, Canada, Mexico and western Europe, and Apex granted us a license to use the site database for our operations. For the year ended December 31, 2000, approximately 93% of our revenues were from our North American operations and approximately 7% were from our operations in Argentina. To date, we have had no revenues from Brazil. In January 2001, we moved our corporate headquarters from Chicago, Illinois to Fort Lauderdale, Florida.

BUSINESSES

         We obtain Telecommunications Rights from property owners under our master lease agreements and sublease those rights to telecommunications service providers. Through our subleases, we offer the following services:

         (i) OCCUPANT SERVICES. Telecommunications service providers can deploy equipment in a building in order to offer telephony, Internet, video and data services to the building's tenants; and

         (ii) ANTENNA SITE LEASING SERVICES. Telecommunications service providers can place wireless communications antennas and equipment on rooftops and vacant land.

         Substantially all of our current subleases are for occupant services.

         We believe we serve an important function for telecommunications service providers, property owners and tenants in the following ways:

o FOR TELECOMMUNICATIONS SERVICE PROVIDERS: We expedite access to a database, or grid, of properties from which providers can choose those properties that best suit their siting and service needs. A telecommunications service provider may sign a single master sublease with us under which we provide access rights to multiple properties. By aggregating telecommunications access into a single contract we eliminate the time-consuming process of negotiating and executing leases between one owner and one telecommunications company at a time. Alternatively, a telecommunications service provider may sign a number of similar site-specific subleases, each of which provides access to a particular property.

o FOR PROPERTY OWNERS: We manage the processes of negotiating with multiple telecommunications service providers - a process that property owners typically have neither the expertise nor the resources to handle effectively. Each property owner signs one master lease with us that leases to us the telecommunications access rights to the owner's properties. As part of our services, we monitor the review by the telecommunications service providers of the regulatory, legal, engineering, logistical and construction processes that are required before telecommunications services can be delivered. Additional telecommunications services result in enhanced tenant capture rates for property owners. Moreover, rent for occupant services and antenna installation represents previously unrealized income.

o FOR BUILDING TENANTS: We deliver a competitive telecommunications environment that offers greater choice of telecommunications service providers, competitive pricing and state-of-the art technology through our non-exclusive master subleases to multiple telecommunications services providers.

         The platform for our site leasing services is our master lease program through which property owners agree to allow us to sublease their Telecommunication Rights. Our leases do not require payment of a fixed minimum rent.

         MASTER LEASE. Our standard master lease grants us the right, which may be exclusive, to sublet portions of the applicable landlord's properties to one or more subtenants for the purpose of such subtenants' placing and maintaining communications transmitting and/or receiving equipment on or in a property. The standard lease term in Argentina is ten years with additional consecutive five-year option terms. In Brazil, the standard lease is seven years with additional consecutive seven-year option terms. If a particular landlord's property does not have a telecommunications riser or telecommunications system placed on the property during the initial term of the lease, the landlord has the right upon notice to us to terminate our rights with respect to the inactive property. The landlord is entitled to receive a designated percentage of the rent we receive from the telecommunications service providers that utilize portions of the landlord's property pursuant to their subleases with us.

         We sublease these Telecommunication Rights to telecommunications service providers through master subleases or site-specific subleases. We actively market these Telecommunication Rights to telecommunications service providers. Telecommunications service providers may execute our master subleases on a non-exclusive and non-site-specific basis. Alternatively, they may execute one or more non-exclusive, site-specific subleases, each of which provides access to a particular property. Our subleases complement our form master lease, but we negotiate specific terms with both the property owners and the telecommunications service providers.

         SUBLEASES. Our standard sublease is a non-exclusive agreement which sets forth the terms and conditions pursuant to which a telecommunications company may sublet rights to install telecommunications systems on a landlord's property. The standard term in Argentina is ten years and may be extended with respect to a particular property up to the term of the underlying master lease. The specific terms covering a particular telecommunications system which is to be installed on a landlord's property (such as rent and the length of term with respect to such facility) are set forth in the site-specific sublease or an addendum to the master sublease. The rights granted under the sublease are non-exclusive and the subtenant may terminate an addendum or site-specific sublease at any time without change if it cannot obtain governmental approval to install a telecommunications system or if government approval is withdrawn.

         Prior to the sale of our North American operations in December 2000, we had created a proprietary database containing geographic and other pertinent site information to aid telecommunications service providers in selecting properties. This database contained site information relating to our properties in North America, Argentina and Brazil. As part of the sale of our North American operations, we sold this database to Apex Site Management, Inc., and Apex granted us a license to use the database for our operations. We maintain information about each property in the database, including location, ownership, property type, building specifics and telecommunications usage, which we can configure in multiple forms in order to create targeted marketing material, maintain inventory control and facilitate reporting and forecasting. The database contains telecom market information to assist marketing personnel in forecasting their customers' deployment needs. Site information can be provided to telecommunications service providers in a variety of formats in order to facilitate their selection process. Once a telecommunications service provider enters into a master sublease, it may select these sites by the submission of a simple request form, which can be converted into an addendum to its master sublease to allow for expedited deployment.

         We negotiate any unique terms between the property owners and the telecommunications service providers and coordinate the site specific documentation. Each telecommunications service provider is responsible for retaining engineering consultants to review the proposed plans and track the receipt, review and approval of all prerequisites to construction, including plans and specifications, engineering, zoning and building permits, regulatory approval, as well as any special conditions imposed by a property owner or required by a telecommunications service provider. We also track rental and construction commencement dates so that payments and reports may be submitted to the property owner.

         OCCUPANT SERVICES. Occupant services focus on providing telecommunications service providers with access to multi-tenanted office and residential buildings. Small and medium-sized businesses are target customers for broadband services typically provided by telecommunications service providers. We believe that such businesses generally are under-served by incumbent providers. We target large, multi-tenanted office buildings in central business districts and suburban office parks, buildings where small and medium-sized businesses are typically located. Properties that house many tenants with heavy demand for telecom services are the most desirable properties and generate the highest rents. Telecommunications service providers that have entered into subleases related to our occupant services business include leading competitive local exchange carriers, Internet service providers, and "Shared Tenant Service" providers. Substantially all of our current subleases are for occupant services.

         ANTENNA SITE LEASING SERVICES. Antenna site leasing services provide site access to wireless communication companies and broadcasters. Antenna site leasing customers typically pay a fixed, monthly rent based upon the size, type of installation and location of the site. The demand for antenna sites is driven by the build-out of new wireless networks and expansion of existing networks to address the increased use of wireless communications for telephony, data transmission, and Internet access. As part of the antenna site leasing services we provide to property owners, we review permits, construction drawings, installation plans, and regulatory compliance. We believe that we have attractive properties for antenna siting, including office buildings, retail centers, hotels and vacant properties in high-traffic areas.

         TOWER CONSTRUCTION, MANAGEMENT AND LEASING. The increasing deregulation and privatization of the telecommunications industry in Latin America is driving increased demand for new communications towers on which telecommunications service providers locate their antennas and related equipment. We intend to capitalize on this growing opportunity by expanding our operations to include the construction, management and leasing of new towers.

SALES AND MARKETING

         Our sales and marketing operations are currently comprised of two groups: the site development group and the telecom services group.

         SITE DEVELOPMENT GROUP. Our site development group obtains master leases from property owners. We currently have nine employees, each of whom is responsible for a specific geographic region or property owner type. They identify property portfolios that are attractive master lease opportunities and attempt to secure master leases on them. All of the site development group staff are seasoned marketing professionals.

         TELECOM SERVICES GROUP. Our telecom services group markets our portfolio of properties to telecommunications service providers. There are currently three employees in the telecom services group. These individuals typically have extensive backgrounds in telecommunications, having worked either for telecommunications service providers or site acquisition companies.

         We support the efforts of our site development group and our telecom services group with trade show marketing and other marketing support. We also provide our personnel with ongoing in-house training on the opportunities to be offered to property owners and telecommunications service providers.

         We have entered into an exclusive alliance agreement with the Argentina Building Managers Association, an organization whose members manage the majority of all multi-tenant office and residential buildings in Argentina, including many premier commercial office properties in the commercial business district of Buenos Aires. Pursuant to the alliance agreement, the Argentina Building Managers Association has agreed to refer to us all properties managed by its membership and associates, and in consideration thereof, we have agreed to promote, on a preferential basis, the utilization of properties managed by members of the Argentina Building Managers Association. We have also agreed to provide technical assistance regarding telecommunications technologies, services and infrastructure and to monitor all infrastructure and new service installations in the properties, as well as insurance coverages from the telecommunications companies installing facilities on the properties.

         We have also entered into an alliance agreement with YPF S.A., an Argentine oil and gas company engaged in the exploration, development and production of oil and natural gas, as well as the refining, marketing, transportation and distribution of oil and a wide range of petroleum products. YPF has its own service station network, comprised of owned stations and stations owned and/or operated by third parties. Pursuant to the alliance agreement, YPF has agreed to refer to us all third-party service stations. In consideration thereof, we have agreed to enter into master leases with all YPF and third-party service stations that so choose.

EMPLOYEES

         As of March 31, 2001, we employed 27 full-time employees including four full-time employees in the United States, 13 full-time employees in Argentina and nine full-time employees in Brazil.

OVERVIEW OF INDUSTRY

         TELECOMMUNICATIONS INDUSTRY. Most new telecommunications technologies that are being developed will require access to some form of real estate. Whether it is competitive local telephone companies' telephony services, broadband data, antenna placement, cellular or PCS mobile telephone services, the success or failure of these offerings will likely be dependent on the ability to install the related equipment and distribution systems at the real estate site where customers are located at great speed and high volume.

         The telecommunications industry is being revolutionized by rapid technological advances in general and, more specifically, the emergence of the Internet as a means of communication. In particular, demand for the high-bandwidth capacity required to take advantage of emerging Internet services, data and multimedia communications is experiencing substantial growth. Internet usage is the primary force driving this demand. The Internet has emerged as one of the fastest growing communications media in history and is dramatic transforming how businesses and individuals communicate. More specifically, increased popularity of broadband Internet applications such as audio, video, and data files is fueling demand for high speed connectivity.

         Another phenomenon in the telecommunications industry is the rapid growth in the use of wireless communications for mobile telephony, wireless local loop and wireless data services. Demand for wireless services has been driven by advancements in technology, such as the use of digital technologies to deliver higher quality services and additional data features, and is expected to experience further rapid growth. Examples include ESMR (enhanced Specialized Mobile Radio, such as Nextel), LMDS (Local Multipoint Distribution Systems), PCS (Personal Communication Systems), WLANs (Wireless Local Area Networks), Paging Voice over IP (Internet Protocol), wireless cable tv, bi-directional amplifiers (BDA) and microcell technologies within buildings. We believe that delivery of video and broadband capabilities will be the highlight of third generation technology, but the new functionality requires improvements to the wireless infrastructure of today. According to the number of antenna masts needed to provide comprehensive third generation coverage is likely to be three times more than required for second generation technology. In addition, the demand for digital PCS sites is far greater than the demand for cellular sites because digital networks require many more cell sites in order to covert the same geographic area. For effective digital coverage, wireless companies deploy at lease one antenna per three-six mile radius in suburban and rural markets and one antenna per mile radius in urban areas. Also, as wireless subscription ramps up, more antenna deployments are needed because initially deployed antennas often have insufficient capacity to carry the load. At the end of 1999, there were 480 million mobile phone subscribers worldwide. By mid-2000, there were 650 million, up 35% in less than a year, and 700,000 new subscribers are added every year.

         UNDERSERVED SUBSCRIBER MARKETS. Based on this rapid increase in demand for telecommunications, many emerging, competitive communications companies, as well as traditional local and long distance communications companies, are developing businesses and investing billions of dollars in new infrastructure for the deployment of networks and in new antennas for wireless traffic. Yet small and medium-sized businesses are currently under-served by such companies. It is estimated that small and medium-sized businesses will significantly increase their spending on telecommunications in the next several years, but most of these companies still rely upon their government-owned telecommunications service providers for services. As a result, these companies lack choice in service provision, pay prices that are higher than those of a competitive provider and do not yet have access to the full range of broadband services.

         The "Last 100 Feet" of broadband connectivity lies at the center of this service provision opportunity. While many carriers have developed broadband long-haul and local fiber networks, the broadband network rarely extends from the curb to the end user. Few of commercial office buildings are currently equipped to provide broadband services to their tenants. Large corporations have the resources to install and maintain their own infrastructure or the traffic volume to induce government-owned telecommunications service providers to run the fiber network to their locations. However, many multi-tenanted office buildings and retail centers that typically house small and medium-sized businesses are bandwidth constrained. Most smaller businesses cannot support their own dedicated fiber optic infrastructure and are limited to services that can be provided over their building's existing copper infrastructure.

         Currently, this broadband need is only marginally being addressed, especially in South America. Emerging telecommunications service providers have identified small and medium-sized businesses as underserved and are crafting business plans around providing services to such customers in targeted multi-tenanted buildings. There is a growing recognition that the "Last 100 Feet" is extremely valuable and companies that can deliver access and transport to the "Last 100 Feet" have an important role in ensuring broadband access to a new and growing set of customers.

         WORLDWIDE DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY. The growth in demand for telecommunications services has been spurred as well by the deregulation of the telecommunications industry outside the United States. Most non-U.S. telecommunications systems were, until recently, government-owned or sponsored monopolies, with decades-old infrastructures and fiscal restraints that impeded deployment and maintenance. Thus, many of these systems are critically underserved. This presents an opportunity for us to serve international markets as they privatize, deregulate and open up to competition.

         The Telecommunications Agreement reached by World Trade Organization in 1995 paved the way for global deregulation. At the same time, wireless telephone technology and greater bandwith for an ever expanding menu of services created genuine competition to government-owned telephone companies, leading to CLEC's or Competitive Local Exchange Companies. CLECs provide local telephone service with greater bandwith and transmission speed than the traditional "twisted pair" copper line systems by using wireline fiber optic ground-based and/or microwave or LMDS (Local Multipoint Distribution Systems) antenna networks. Thus there are "wired" (fiber optic, coaxial and copper wire), and "wireless" or microwave CLECs. Both must obtain Telecommunication Rights into buildings in order to place their equipment, run cables, or connect to existing risers; and the microwave and LMDS providers must have antenna networks. CLECs such as Alcatel, Italtel, AT&T, Deutsch Telekom, Teligent and Winstar are already operating in Argentina and Brazil. We believed that our portfolio of Telecommunication Rights is a critical and highly desirable resource for CLECs, as evidenced by recent successful subleases with and selection of sites by Diveo (Diginet), Teletina, Impsat, Iplan and GTE.

         REAL ESTATE MARKET. The Argentine and Brazilian commercial real estate markets are characterized by fragmented ownership and pose a challenge to telecommunications service providers who need to obtain access rights from property owners in order to provide telecommunications services. We believe that the best candidates for broadband service provision are large, multi-tenanted office buildings in central business districts and suburban office parks. Most of the commercial real estate in Argentina and Brazil is located in metropolitan areas.

COMPETITION

         We face significant competition, and the numerous companies that may seek to enter one or more of our niche businesses may expose us to severe price competition for our services and for building access rights. Our competitors may also be able to respond more quickly to technological developments and changes in customers' needs.

o BUILDING OWNERS. Owners of buildings, malls and retail centers in Argentina and Brazil may elect to either provide our services themselves or to partner with other entities to do so. To the extent these owners elect to manage the process of leasing or licensing access or placement directly to telecommunications service providers, we may face difficulty in expanding the properties in our portfolio.

o OCCUPANT SERVICES AND ANTENNA SITE LEASING COMPETITORS. Our competition for occupant services and antenna site leasing in Argentina and Brazil includes small to medium "site-acquisition" companies that do not specialize in our core business. There can be no assurance, however, that competitors who specialize in our core business will not enter these markets.

ITEM 2.  DESCRIPTION OF PROPERTY

                                                        GENERAL             SQUARE      ANNUAL          LEASE
          LOCATION                    CITY             CHARACTER             FEET        RENT         EXPIRATION
          --------                    ----             ---------             ----        ----         ----------
One Financial Plaza           Fort Lauderdale,      Principal Executive      2,584      $24,000      Month-to-Month
Suite 1101                    Florida               Office

Av. Leandro                   Buenos Aires,         Local Office             3,200      $ 6,200      November 2005
N. Alem 1002                  Argentina
9th floor

Pedroso                       Sao Paulo,            Local Office            11,300      $37,200      March 2003
Alvarenga #1221               Brazil
1st Floor



ITEM 3.  LEGAL PROCEEDINGS


                  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of fiscal 2000 to vote of security holders. However, the board of directors, on October 6, 2000, and the holders of a majority of the outstanding shares of our common stock, on October 9, 2000 by written consent in lieu of a stockholders meeting in accordance with Section 228 of the General Corporation Law of Delaware, approved the sale to Apex Site Management, Inc. of our North American assets. The sale was made pursuant to an Asset Purchase Agreement dated October 18, 2000 by and between us and Apex. The aggregate consideration paid by Apex was $16,520,664 plus the assumption of certain liabilities. No other approval of our stockholders was required in connection with the asset sale.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq OTC Bulletin Board under the symbol "USRT." The following table sets forth, for the periods indicated, the high and low bid quotations for the common stock, as reflected on the electronic bulletin board. The Nasdaq quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                       PERIOD                      HIGH              LOW
                       ------                      ----              ---

2000
   Fourth Quarter........................       $    4.00        $    1.75
   Third Quarter.........................            8.00             3.00
   Second Quarter........................           12.25             5.4531
   First Quarter.........................           15.00             7.00

1999
   Fourth Quarter........................           11.50             5.875
   Third Quarter.........................            9.00             5.00
   Second Quarter........................           12.00             9.00
   First Quarter.........................           13.00             7.00

1998
   Fourth Quarter........................           13.00             8.00
   Third Quarter.........................           12.00             7.00
   Second Quarter........................           14.50             9.00
   First Quarter.........................           15.625            7.25
       (beginning February 27, 1998)

         As of March 23, 2001, there were 116 holders of record of our common stock. We believe that there are in excess of 350 beneficial owners of our common stock.

         To date, we have not declared or paid any dividends on our common stock. The payment of dividends, if any, is within the discretion of our board of directors and will depend upon our earnings, capital requirements and financial condition and other relevant factors. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain future earning, if any, for use in our business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," BELOW AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION ALSO SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN "ITEM 7. FINANCIAL STATEMENTS" OF THIS ANNUAL REPORT ON FORM 10-KSB.

OVERVIEW

         We are in the development stage and, except for the net gain of approximately $15.5 million on the sale of our North American operations in December 2000, have experienced recurring losses since inception (January 15, 1997). Net income for the fiscal year ended December 31, 2000 was approximately $2.7 million compared with a net loss of approximately $5.7 million for the fiscal year ended December 31, 1999. We have had cumulative net losses of approximately $11.1 million since inception. As of December 31, 2000, we had working capital of approximately $8.7 million.

         We provide site access and usage rights, or Telecommunications Rights, to telecommunications companies. We currently operate in Argentina and Brazil. We operate in Argentina through RealTel de Argentina, S.A., a majority owned Argentine corporation, and in Brazil through RealTel do Brasil, S.A., a majority owned Brazilian corporation. We obtain Telecommunications Rights from property owners under long-term, "master lease" agreements. Under our master leases, we receive the rights to install communications infrastructure in a property and/or to provide communications services to the property's tenants. In exchange, we pay the property owner a percentage of the revenues that we receive from subleasing the Telecommunications Rights to telecommunications companies.

         As more fully discussed in Notes 2 and 3 to the consolidated financial Statements, on December 8, 2000 we completed the sale of substantially all of our North American assets and operations, including our proprietary database of site information, to Apex Site Management, Inc., a subsidiary of SpectraSite Holdings, Inc. For the year ended December 31, 2000, approximately 93% of our revenues were from our North American operations. In connection with the sale, we agreed not to compete for two years with SpectraSite in the United States, Canada, Mexico and western Europe, and Apex granted us a license to use the site database for our operations. Net proceeds from the sale were approximately
$15.3 million after approximately $1.0 million in related expenses. In addition, Apex assumed certain liabilities, primarily our corporate office lease. We used a portion of the sale proceeds to repay $4,355,000 of debt outstanding consisting of a $3,000,000 convertible debenture and $1,355,000 of interim bridge financing. We plan to use a portion of the remaining proceeds to develop and expand our international markets, including Argentina and Brazil.

         Since our inception, we have focused our efforts on raising capital, recruiting and training personnel, adding properties to our property database, increasing marketing of these sites, and more recently selling our North American operations and developing our international businesses. To date, we have received immaterial net revenues from the sale of our services throughout the U.S. and internationally. Accordingly, we are considered to be in the development stage and our Consolidated Financial Statements represent those of a development stage enterprise. No assurance can be given that we will be able to attain profitable international operations.

         We have incurred significant operating losses and experienced negative cash flows from operations since inception. Our ability to continue as a going concern is contingent upon our ability to attain profitable international operations. Moreover, management expects to continue to incur development costs to generate significant international revenue to achieve profitability. These costs could increase as we pursue new sources of revenues such as in-building communications networks and broadband transport services in office buildings and constructing and leasing to telecommunications companies towers for the placement of antennas. We intend to retain the proceeds from the sale of our North American operations to develop and expand our operations in Argentina and Brazil, as well as other international markets.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES. Revenues increased to approximately $1,720,000 for the year ended December 31, 2000 from approximately $410,000 for the year ended December 31, 1999. Revenue increased as we accelerated our efforts to enter into more site-specific subleases of our Telecommunications Rights to telecommunications companies. For the year ended December 31, 2000, revenues from our North American operations were approximately $1,595,000, or approximately 93% of our consolidated revenues, and initial revenues from our Argentine operations were approximately $125,000, or approximately 7% of our consolidated revenues. Our Brazilian operations have had no revenues to date.

         REVENUES-NET. Revenues-net (after direct costs) also increased to approximately $266,000 for the year ended December 31, 2000 from approximately $91,000 for the year ended December 31, 1999. Margins decreased to approximately 15.5% in 2000 from approximately 22.1% in 1999, reflecting (i) lower margins on initial leases, (ii) negative margins from our Argentine operations reflecting initial startup costs and (iii) in 1999, the sale of an easement right and a fee for negotiating the termination of a third-party contract.

         OPERATING EXPENSES. Operating expenses increased to approximately $9,342,000 for the year ended December 31, 2000 from approximately $5,623,000 for the year ended December 31, 1999. In 2000, salaries and benefits increased to approximately $4,808,000 from approximately $2,967,000 in 1999. In 2000, we continued to hire additional personnel to implement our business plan, incurred noncash charges for stock option compensation (a $500,000 increase over 1999) and made payments to our U.S. employees for continuing their employment until the closing of the sale of our North American operations in December 2000. General and administrative expenses increased in 2000 to approximately $3,413,000 from approximately $1,960,000 in 1999. This increase was for rent, telecommunications, insurance, marketing and travel costs. Professional and investment banking fees were approximately $1,121,000 in 2000 compared to approximately $696,000 in 1999, primarily due to professional fees related to our becoming a reporting company, reincorporating in Delaware and an abandoned private placement offering.

         Operating expenses in 2000 include costs of approximately $754,000 to establish operations in Brazil and costs of approximately $2,008,000 to expand operations in Argentina. Costs to establish and expand operations in Argentina were approximately $1,061,000 in 1999. We expect costs to expand operations in Argentina and Brazil to increase in 2001. In addition, we expect operating expenses from our Argentine and Brazilian operations to continue to exceed net revenues in 2001. No foreign currency adjustments exist since the peso is equivalent to one U.S. dollar and the Brazilian expenses were paid in US dollars.

         INTEREST EXPENSE AND FINANCING COSTS. For the year ended December 31, 2000, interest expense and financing costs increased to approximately $1,728,000 from approximately $255,000 for the year ended December 31, 1999. The increase is attributable to interest expense on our debt and noncash interest charges of approximately $1,289,000 in 2000 relating to the amortization of debt discount on the interim bridge financing and convertible debenture.

         OTHER INCOME AND EXPENSE. Other income includes the net gain of approximately $15,533,000 on the sale of our North American operations. The net loss of approximately $107,000 on the disposal of assets includes the closing of our Chicago corporate office upon the sale of our North American operations. Interest income increased to approximately $98,000 for the year ended December 31, 2000 from approximately $44,000 for the year ended December 31, 1999 as a result of the short term investment of cash received from the December 1999 issuance of a convertible debenture and sale of our North American operations in December 2000.

         INCOME TAXES. We have recorded a net provision for income taxes in the amount of approximately $200,000 for the year ended December 31, 2000. As more fully discussed in Note 9 to the Consolidated Financial Statements, we have utilized net operating loss carryforwards to reduce our current income tax liability. For the year ended December 31, 1999, no income tax benefit of our losses was recognized because of the uncertainty in realizing the benefit of our net operating losses.

         EXTRAORDINARY ITEM -- LOSS ON EXTINGUISHMENT OF DEBT. The loss on extinguishment of debt for the year ended December 31, 2000 totaling approximately $455,000 ($.07 per basic and diluted common share) represents the difference between the principal amount of the convertible debenture that was repaid in December 2000 and the net carrying amount at the time of repayment.

         CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES. As more fully discussed in Note 1 to the consolidated financial Statement, our results of operations includes a charge of approximately $226,000 ($.04 per basic and diluted common share) for the year ended December 31, 2000 for adopting Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" relating to the valuation of warrants issued in prior years to our directors, and as required by Emerging Issues Task Force clarification issued in November 2000 of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion ratios, to Certain Convertible Instruments," we recognized the intrinsic value of a beneficial conversion option of approximately $1,170,000 ($.18 per basic and diluted common share).

         NET INCOME (LOSS). Our net income for the year ended December 31, 2000 was approximately $2,669,000 ($0.41 per basic and diluted common share). For the year ended December 31, 1999, our net loss was approximately $5,744,000 ($0.96 per basic and diluted common share). Excluding the net gain on the sale of our North American operations, we would have reported a net loss for 2000 in the amount of approximately $12,864,000 ($1.99 per basic and diluted common share). This increase in the net loss resulted from increased costs in developing our Argentine operations, startup costs of our Brazilian operations, increased salaries of personnel hired to support our growth, the costs of becoming a reporting company and interest expense and other costs incurred on the debt to finance our operations.

LIQUIDITY AND CAPITAL RESOURCES

         We are in the development stage. We have a substantial ongoing investment in business development efforts and expenditures to build the appropriate infrastructure to support our future business. Consequently, we have been substantially dependent on private placements of our equity securities and debt financing to fund our cash requirements. We expect to continue to incur development costs to generate significant international revenue to achieve profitability. We intend to retain the proceeds from the sale of our North American operations to develop and expand our international operations. As of December 31, 2000, we had cash and cash equivalents of approximately $9,425,000. We believe that our December 31, 2000 cash position is sufficient to fund our current commitments and operations through December 31, 2001.

         Net cash used in our operations was approximately $8,289,000 for the year ended December 31, 2000 and approximately $4,915,000 for the year ended December 31, 1999. The increase in net cash used for operating activities in 2000 was primarily due to the funding of our Argentine operations, the startup of our Brazilian operations, interest expense and other financing and increased salaries and benefits.

         Cash provided from investing activities was approximately $15,045,000 for the year ended December 31, 2000, resulting primarily from the sale of our North American operations. Cash used in investing activities was approximately $124,000 in the year ended December 31, 1999, primarily for the purchase of equipment and leasehold improvements. We have no significant capital expenditure commitments.

         Our primary sources of liquidity have been through the issuance of common stock and borrowings through convertible debentures, as well as proceeds from the sale of our North American operations in December 2000. Net cash used in financing activities was $1,465,000 for the year ended December 31, 2000, primarily for the repayment of some of our outstanding indebtedness with net proceeds from the sale. During 2000, we used proceeds of $2,855,000 from the issuance of convertible debentures and from interim bridge financing to fund our operating losses and used $4,355,000 of the proceeds of the sale of our North American operations to repay those obligations in December 2000. Proceeds received from financing activities in 1999 were primarily used to fund our losses. Net cash provided from financing activities was approximately $8,791,000, for the year ended December 31, 1999, primarily from the proceeds from the issuance of common stock and convertible debentures.

         In January 2001, a convertible note that we had issued to related parties in the aggregate principal amount of $1,500,000 was converted into 9% of the capital stock of our Argentine subsidiary. In February 2001, we purchased 2,667 shares (approximately 20%) of the outstanding capital stock of our Argentine subsidiary from a minority shareholder for $900,000, of which $600,000 was paid at closing, $100,000 is to be paid 180 days after closing, $100,000 is to paid on February 16, 2002 and $100,000 is to be paid on February 16, 2003. As a result of these transactions, we increased our ownership of the subsidiary to approximately 71%.

         We do not consider our business seasonal in nature causing any unusual liquidity issues.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning June 15, 2000. We do not expect this statement to have a significant impact on our consolidated results of operations, financial position or cash flows.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for Certain Transaction Involving Stock Compensation an Interpretation of APB Opinion No. 25" which, among other issues, requires that nonemployee directors be treated as employees for stock compensation paid for service as directors. This Interpretation was adopted as of July 1, 2000. As a result, warrants issued to the Company's directors for services as directors are to be valued at the excess of the market value of the Company's publicly traded common stock on the grant date over the exercise price rather than the value based upon the Black-Scholes pricing model. The later being the accounting policy previously followed by the Company. See Note 1 to the Consolidated Financial Statements for the effect of this Interpretation on the financial statements.

         In November 2000, the Emerging Issues Task Force ("EITF") clarified the previously issued EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments." The EITF consensus requires an issuer to first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any detachable instrument included in the exchange on a relative fair value basis. Then, the EITF 98-5 model should be applied to the convertible instrument and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. This treatment was to be applied to all transactions, whether still outstanding, terminated or converted subject to EITF 98-5. Accordingly, we have recognized the intrinsic value of a beneficial conversion option of approximately $1,170,000 as a cumulative effect of a change in an accounting principle in 2000.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition and results of operations would likely suffer, the trading price of our common stock could fall and you could lose all or part of the money you paid for our common stock.

         In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-KSB, our annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise. See "Statement Regarding Forward-Looking Statements."

OUR SHORT OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT OUR SUCCESS

         Our business was founded in January 1997, and we have a short operating history and limited historical financial and operating data with respect to our business. We have limited commercial operations and have recognized limited revenues since our inception. Moreover, our operations are currently limited to Argentina, where we commenced operations in December 1998, and Brazil, where we commenced operations in February 2000. To date, our Brazilian operations have not generated any revenues.

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT SUCCEED

         We have not validated our business model and strategy. We believe that the combination of our unproven business model and the highly competitive and fast-changing communications market in which we compete makes it impossible to predict the extent to which our business model will achieve market acceptance or our overall success.

         To be successful, we must develop, market and implement our business divisions at widely accepted prices that cover both our operating expenses and our significant development costs. We may never be able to achieve significant market acceptance, favorable operating results or profitability or generate revenues sufficient to cover our capital and operating costs. We will continue to make substantial expenditures before we know whether our business plan can be successfully executed. As a result of these potential issues, there is a risk that our business will fail. In addition, there is no assurance that our growth strategies, including our future contemplated business lines, such as tower construction, management and leasing will be deployed or achieve success in the marketplace.

WE CURRENTLY ONLY HAVE OPERATIONS IN ARGENTINA AND BRAZIL AND HAVE GENERATED REVENUES ONLY IN ARGENTINA

         We currently only have operations in Argentina and Brazil and have generated revenues only in Argentina. Moreover, we have agreed not to compete with SpectraSite for two years in the United States, Canada, Mexico and western Europe. However, we intend to target other international markets where the telecom, economic, regulatory and real estate conditions support our business plan. The market for our services in Argentina and Brazil is far smaller than the North American market. Moreover, our operations in Argentina accounted for approximately 7% of our revenues in 2000 and our operations in Brazil have not produced any revenue yet. There can be no assurance that our operations in Argentina, Brazil and any other country in which we operate in the future will be profitable or support our growth strategy. The risks inherent in our overseas business activities include, but are not limited to, unexpected changes in regulatory environment, foreign currency fluctuations, unionization, tariffs and other trade barriers, difficulties in managing international operations and potential foreign tax consequences, including repatriation of earnings and the burden of complying with foreign laws and regulations. If we are unable to manage growth, attract and retain personnel, manage major development efforts or profitably deliver services in these environments, then this would have a material adverse effect on our business.

DEMAND FOR OUR SERVICES IS UNCERTAIN

         There is no assurance that all new technologies will be successful in the marketplace or that the telecommunications service providers introducing these technologies will be successful in raising the capital necessary for deployment. This inability of our telecommunications service provider customers to deploy their products could limit our ability to sustain current revenue streams or to attract new customers. Additionally, there is no assurance that companies successfully deploying these technologies will use our portfolio sites, and if they do, there is no assurance that they will be successful and not default on obligations to us. Our ability to be successful depends upon continued and growing demand by telecommunications service providers, the desirability of our portfolio and our services to telecommunications service providers and our ability to foster demand through our marketing of our portfolio and our services. Failure to generate this demand will cause a material adverse effect to our business.

WE ARE A DEVELOPMENT-STAGE COMPANY THAT HAS NOMINAL REVENUES

         Since inception, our efforts have been devoted to the development of our principal businesses and to raising capital. We have received nominal revenues and accordingly, as of the date hereof, we are considered to be in the development stage. We may not achieve or sustain positive EBITDA (earnings before non-cash equity transactions, interest, taxes, depreciation and amortization), operating income or net income in the future. To date, we have incurred increasing operating losses and negative cash flow from operating activities on both an annual and quarterly basis. In 2000, we had operating losses of approximately $9.1 million and negative cash flow from operating activities of approximately $8.3 million. We expect our operating losses and negative cash flow from operating activities to continue.

         We expect that the actual amount and timing of our future capital requirements will depend on the demand for our services and on regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry.

WE FACE EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN ARGENTINA AND BRAZIL

         The Argentine government exerts significant influence over its economy. In the recent past, the Argentine government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that may directly affect us include, among others, preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we may be required to meet certain conditions and a failure to meet such conditions could result in the unavailability of such benefits. Further, there can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of Argentina, or any other country in which we operate in the future, including Brazil, could have a material adverse effect on our business. Although wage costs in Argentina are significantly lower than in the U.S. and elsewhere for comparably skilled professionals, wages in Argentina are increasing at a faster rate than in the U.S. In the past, Argentina has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Changes in inflation, interest rates, taxation, unionization or other social, political, economic or diplomatic developments affecting Argentina or any other country in which we operate in the future, including Brazil, could have a material adverse effect on our business.

WE DEPEND HEAVILY ON A LIMITED NUMBER OF TELECOMMUNICATIONS SERVICE PROVIDER CUSTOMERS; A SIGNIFICANT REDUCTION IN THE REVENUES RECEIVED FROM THESE CUSTOMERS WOULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We currently derive all of our revenue from seven telecommunications service provider customers, all of whom are in Argentina. They are Diveo Argentina, S.A., Teletina Management Company LLC, Impsat, S.A., NSS, S.A., GTE PCS, S.A., CPS Comunicaciones, S.A. and Boeing, S.A. Rent from Teletina, GTE and Impsat accounted for approximately 63%, 18%, and 17% of our consolidated revenues in Argentina in 2000. If any of these customers default on their current commitments to us or terminate or elect not to renew their sublease arrangements with us, this would result in a significant reduction in revenues which would have a material adverse effect on our financial condition and results of operations. Telecommunications service providers providing occupant services in our properties may not contract enough subscribers in each building to be profitable. In such cases, telecommunications service providers leasing such sites may terminate their subleases for such sites which could result in a significant reduction in revenues which would have a material adverse effect on our financial condition and results of operations. Our typical amendment to a master sublease in Argentina, which makes its terms site specific as to new properties, has an initial term of ten years.

WE MUST OBTAIN ADDITIONAL AGREEMENTS WITH OFFICE BUILDING OWNERS AND OWNERS OF LARGE RETAIL CENTERS OR OUR BUSINESS GROWTH WILL BE CONSTRAINED

         A significant portion of our site leasing division depends upon our ability to obtain telecommunications access rights leases from property owners and to sublease these rights to telecommunications service providers who will provide occupant services. There are a finite number of tenants in our current portfolio of property sites with whom the telecommunications service providers may contract. If telecommunications service providers saturate the tenant market in our current portfolio and we do not enter into new master leases with our current and new property owners covering additional properties which we can then sublease, this could reduce our potential for new revenue streams in connection with site leasing and have a material adverse effect on our business.

         If a significant number of property owners elect not to renew our master leases, then we may lose our ability to sublease a significant portion of our Telecommunication Rights to telecommunications service provider customers, which could limit our potential for new revenue streams from new or existing properties under master leases. Our typical master lease agreement in Argentina has an initial term of ten years, with additional consecutive five-year renewal options.

WE MUST ATTRACT AND RETAIN KEY PERSONNEL IN A TIGHT LABOR MARKET OR WE WILL BE UNABLE TO MANAGE OUR GROWTH

         There currently is intense competition for personnel with the qualifications we require. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our ability to grow. We are highly dependent upon the efforts of our existing senior management team. Although we have entered into employment agreements with some members of our senior management team, these agreements do not obligate the employees to remain with us for any length of time. We believe that our future success will depend in large part on our ability to attract and retain qualified technical and sales personnel.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH, WHICH COULD HARM OUR BUSINESS

         If we are successful in implementing our business plan, our operations will expand rapidly. This rapid expansion could place a significant strain on our management, financial and other resources. Our ability to manage future growth, if it occurs, will depend on, among other things, our ability to: (1) control expenses related to our business plan; (2) maintain responsive customer service; (3) improve existing, and implement new, billing and collections, operational support and administrative systems; and (4) expand, train and manage our employee base, in particular qualified sales, technical and managerial personnel. The failure to manage our growth effectively would impair our business and operational performance. We may not be able to maintain the quality of our operations, to control our costs, and to expand our internal management, technical, information and accounting systems in order to support our desired growth.

WE RELY UPON INFORMATION PROCESSING SYSTEMS PROVIDED BY OTHERS

         Sophisticated information processing systems are vital to our growth and our ability to achieve operating efficiencies. We will rely on the property database system that we sold to, and now license from, Apex Site Management, Inc. to provide services, send invoices and monitor our operations. A failure of any of these systems would have a material adverse effect on our operations and business. In addition, there may be other systems we have not identified that are required or in need of improvement. We may also be unable to maintain and upgrade these systems as necessary.

THE SECTOR IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

         The numerous companies that may seek to enter our niche may expose us to greater price competition for our services and for telecommunications access rights leases. We expect competition to intensify in the future. We expect significant competition from traditional and new in-building competitors. Some of these competitors have sought to develop exclusive relationships with building owners. To the extent these competitors are successful, we may face difficulties in expanding our portfolio of properties and our ability to generate revenues from subleases, and to leverage new additions to our portfolio to introduce our services, such as occupant services. Competition could also result in a diminution of our net revenue margins.

ALTERNATIVE TECHNOLOGIES POSE COMPETITIVE THREATS

         The communications industry is subject to rapid and significant technological change, such as continuing developments in digital subscriber line technology and alternative technologies for providing high-speed data communications. In addition to fiber-optic technology, there are other technologies, such as DSL and wireless technology, that provide more capacity and speed than traditional copper wire transmission technology. In addition, telecommunications technologies may be developed that replace those that use antenna networks for which we have subleases. Our success in improving and expanding our operations and services will depend on our ability to anticipate or adapt to new technology on a timely basis. The development of new technologies or the significant penetration of alternative technologies into our target market may either reduce the demand for our services, require us to devote important capital, and human and technical resources to upgrade, reconfigure or replace our current or future technology or some combination of each of these, and consequently could have a material adverse effect on our business.

RETAINED CONTROL BY OUR PRINCIPAL STOCKHOLDERS MAY CREATE CONFLICTS OF INTEREST

         The concentration of ownership of our stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or a tender offer which could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own approximately 65.7% of the outstanding common stock (not including shares issuable upon the conversion or exercise of warrants or options). If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies as well as other significant corporate matters such as charter and bylaw amendments and possible mergers or corporate control contests. For example, the written consent of these stockholders in lieu of a meeting was sufficient to approve the sale of our North American operations to Apex Site Management, Inc. in December 2000.

THE EXERCISE OF OUTSTANDING SECURITIES MAY HAVE A DILUTIVE EFFECT

         We have outstanding warrants and options with exercise prices ranging from $0.01 per share to $8.00 per share. The exercise of these securities could have a dilutive effect with respect to holders of our common stock. As of March 31, 2001, the total number of shares issuable by us under outstanding warrants and options was approximately 2,532,000.

Item 7. Financial Statement

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.......................  20

Consolidated Balance Sheet............................................... 21-22

Consolidated Statement of Operations..................................... 23-24

Consolidated Statement of Stockholders' Equity........................... 25-26

Consolidated Statement of Cash Flows..................................... 27-28

Notes to Consolidated Financial Statements............................... 29-53

Independent Auditors' Report


Board of Directors
U.S. RealTel, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of U.S. RealTel, Inc. (a Development Stage Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and for the cumulative period from inception (January 15, 1997) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. RealTel, Inc. at December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, and for the cumulative period from inception (January 15, 1997) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, effective January 1, 2000, the Company changed its method for accounting for director options and effective October 1, 2000 its method of accounting for beneficial conversion features of convertible instruments.



                                                            /s/ BDO SEIDMAN, LLP



Chicago, Illinois
February 14, 2001

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                     CONSOLIDATED BALANCE SHEETS
================================================================================



December 31,                                   2000                1999
------------                               -----------          -----------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $ 9,425,071          $ 4,133,468
  Accounts receivable                         259,888               24,267
  Prepaid expenses                            132,196               26,369
                                          -----------          -----------

TOTAL CURRENT ASSETS                        9,817,155            4,184,104
                                          -----------          -----------

PROPERTY AND EQUIPMENT (Note 4)
 Property and equipment                       228,015              282,778
 Less accumulated depreciation                (48,873)             (98,624)
                                          -----------          -----------

NET PROPERTY AND EQUIPMENT                    179,142              184,154
                                          -----------          -----------

OTHER ASSETS                                   12,188               24,342
                                          -----------          -----------

                                          $10,008,485          $ 4,392,600
                                          ===========          ===========

================================================================================

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================





December 31,                                                                        2000                  1999
------------                                                                    ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses (Note 5)                                $    862,122           $    742,221
  Income tax payable (Note 9)                                                        200,000                     --
  Due to stockholder                                                                  35,000                     --
                                                                                ------------           ------------

TOTAL CURRENT LIABILITIES                                                          1,097,122                742,221
                                                                                ------------           ------------

DEFERRED INCOME                                                                      314,074                101,285
                                                                                ------------           ------------

CONVERTIBLE NOTE PAYABLE WITH RELATED PARTY (Note 6(a))                            1,500,000              1,500,000
                                                                                ------------           ------------

CONVERTIBLE DEBENTURE (Note 6(b))
  Debenture payable                                                                       --              1,500,000
  Less debt discount                                                                      --             (1,170,000)
                                                                                ------------           ------------
                                                                                          --                330,000
                                                                                ------------           ------------

COMMITMENTS AND CONTINGENCIES (Notes 7, 10 and 11)

STOCKHOLDERS' EQUITY (Note 7)
  Preferred stock, $.001 par value; 5,000,000 shares authorized - none
    issued                                                                                --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    6,467,808 and 6,442,808 issued and outstanding shares                              6,468                  6,443
  Additional paid-in capital                                                      18,148,760             15,439,675
  Accumulated deficit during the development stage                               (11,057,939)           (13,727,024)
                                                                                ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                         7,097,289              1,719,094
                                                                                ------------           ------------

                                                                                $ 10,008,485           $  4,392,600
                                                                                ============           ============


================================================================================


                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================




                                                                   Cumulative
                                                                 Amounts from
                                                                      Date of
                                                                    Inception
                                                                 (January 15,
                                                                        1997)
                                                                      Through           Year ended          Year ended
                                                                 December 31,         December 31,         December 31,
                                                                         2000                 2000                 1999
                                                                 ------------         ------------         ------------
Revenues (Note 11)                                               $  2,173,928         $  1,720,082         $    410,451

Direct Costs                                                        1,803,350            1,454,232              319,841
                                                                 ------------         ------------         ------------
Revenues - net                                                        370,578              265,850               90,610
                                                                 ------------         ------------         ------------

Operating Expenses
   Salaries and benefits (Notes 7 and 10)                          10,272,313            4,807,919            2,966,928
   General and administrative (Note 10)                             7,044,342            3,413,041            1,960,156
   Professional and investment banking fees
       (Notes 7 and 8)                                              3,553,653            1,120,855              696,239
                                                                 ------------         ------------         ------------

Total operating expenses                                           20,870,308            9,341,815            5,623,323
                                                                 ------------         ------------         ------------

Operating loss                                                    (20,499,730)          (9,075,965)          (5,532,713)
                                                                 ------------         ------------         ------------

Other Income (Expense)
  Interest income                                                     169,796               98,192               43,911
  Other income                                                         74,220                   --                   --
  Interest expense and financing costs
    (Notes 6, 7 and 8)                                             (4,729,726)          (1,727,987)            (254,871)
  Net loss on disposal of assets                                     (106,775)            (106,775)                  --
  Net gain on sale of North American operations (Note 3)           15,532,620           15,532,620                   --
                                                                 ------------         ------------         ------------

Total other income (expense) - net                                 10,940,135           13,796,050             (210,960)
                                                                 ------------         ------------         ------------

Income (loss) before income taxes, extraordinary item and
    cumulative effect of changes in accounting principles          (9,559,595)           4,720,085           (5,743,673)

Income Taxes (Note 9)                                                 200,000              200,000                   --
                                                                 ------------         ------------         ------------

Income (loss) before extraordinary item and cumulative
  effect of changes in accounting principles                       (9,759,595)           4,520,085           (5,743,673)

Extraordinary Item - loss on extinguishment of debt
  (Note 6(b))                                                         455,000              455,000                   --


                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


                                                                  Cumulative
                                                                Amounts from
                                                                     Date of
                                                                   Inception
                                                                (January 15,
                                                                       1997)
                                                                     Through          Year ended          Year ended
                                                                December 31,        December 31,        December 31,
                                                                        2000                2000                1999
                                                               -------------        ------------        ------------
Cumulative Effect of Changes in Accounting Principles
    (Note 1)                                                   $   1,396,000         $ 1,396,000         $        --
                                                               -------------         -----------         -----------

Net Income (Loss)                                              $ (11,610,595)        $ 2,669,085         $(5,743,673)
                                                               =============         ===========         ===========

Net Income (Loss) Per Common Share
    Income (loss) before extraordinary item and cumulative
        effect of changes in accounting principles                                   $      0.70         $     (0.96)
    Extraordinary item                                                                     (0.07)                 --
    Cumulative effect of changes in accounting principles                                  (0.22)                 --
                                                                                     -----------         -----------

Net Income (Loss) Per Common Share - Basic and
    Diluted                                                                          $      0.41         $     (0.96)
                                                                                     ===========         ===========

Weighted Average Common Shares Outstanding                                             6,461,558           5,962,000
                                                                                     ===========         ===========

Pro Forma Assuming the Changes in Accounting Principles were
    Applied Retroactively (Note 1)
        Income (loss) before extraordinary item                                      $ 4,520,085         $(7,139,673)
                                                                                     ===========         ===========

        Income (loss) per common share - basic and diluted                           $      0.70         $     (1.20)
                                                                                     ===========         ===========

        Net income (loss)                                                            $ 4,065,085         $(7,139,673)
                                                                                     ===========         ===========

        Income (loss) per common share - basic and diluted                           $      0.63         $     (1.20)
                                                                                     ===========         ===========




                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

================================================================================




                                                                                                    Accumulated
                                                                                                        Deficit
                                                            Common Stock            Additional       During the
                                                    --------------------------         Paid-in      Development
                                                        Shares          Amount         Capital            Stage            Total
                                                    ----------          ------        --------      -----------      -----------
Balance, at January 15, 1997                                --          $   --        $     --      $        --      $        --

Issuance of Shares of Common Stock (Note 2)          4,204,000           4,204         722,408               --          726,612

Conversion of Debt into Common Stock
    (Notes 2 and 6(e))                                   5,000               5          24,995               --           25,000

Warrants Exercised for Cash (Note 2)                    43,750              44         174,956               --          175,000

Warrants Issued to Placement Agent for Bridge
    Financing                                               --              --          10,000               --           10,000

Warrants Issued to Holder of Bridge Financing               --              --          10,000               --           10,000

Net Loss                                                    --              --              --       (1,134,708)      (1,134,708)

Net Loss of LLC and "S" Corporation Prior to
    Becoming a "C" Corporation (Note 1)                     --              --        (552,656)         552,656               --
                                                    ----------          ------        --------      -----------      -----------

Balance, at December 31, 1997                        4,252,750           4,253         389,703         (582,052)        (188,096)

Interest Expense Related to Conversion Rate of
    Convertible Debentures (Note 7)                         --              --         627,000               --          627,000

Issuance of Shares of Common Stock for Cash
    (Note 7)                                           575,000             575       2,117,425               --        2,118,000

Conversion of Debentures into Common Stock
    (Note 6(d))                                        518,750             519       3,418,266               --        3,418,785

Stock Options Exercised for Cash
    (Notes 6(d) and 7)                                   4,000               4          19,106               --           19,110

Stock Option Compensation (Note 7)                          --              --          69,000               --           69,000

Noncash Issuance of Common Stock for
 (Notes 6(d) and 7):
    Investment Banking Services                         13,750              13             (13)              --               --
    Cancellation of Investment Banking
        Agreement                                       83,395              83         833,917               --          834,000
    Services Rendered for Issuance of
        Debentures                                       7,500               8          54,992               --           55,000

Noncash Issuance of Options and Warrants for
  (Notes 6(d) and 7):
    Cancellation of Investment Banking
        Agreement                                           --              --          65,000               --           65,000
    Bridge Financing                                        --              --          26,000               --           26,000
    Directors Fees                                          --              --          74,000               --           74,000
    Issuance and Conversion of Debentures
        into Common Stock                                   --              --         241,000               --          241,000

Net Loss                                                    --              --              --       (7,401,299)      (7,401,299)
                                                    ----------          ------        --------      -----------      -----------

Balance, at December 31, 1998                        5,455,145           5,455       7,935,396       (7,983,351)         (42,500)


                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

================================================================================





                                                                                               Accumulated
                                                                                                   Deficit
                                                     Common Stock             Additional        During the
                                               -----------------------           Paid-in       Development
                                                   Shares       Amount           Capital             Stage            Total
                                               ----------      -------      ------------      ------------      -----------
Balance, at December 31, 1998                   5,455,145      $ 5,455      $  7,935,396      $ (7,983,351)      $    (42,500)


Issuance of Shares of Common Stock for
  Cash (Notes 6(b) and 7)                         963,115          963         5,782,638                --          5,783,601

Stock Options Exercised for Cash
    (Notes 6(d) and 7)                             24,548           25           117,253                --            117,278

Noncash Issuance of Warrants For
    (Notes 6(b), 7 and 8):
    Investment Banking Services                        --           --           170,500                --            170,500
    Issuance of Convertible Debenture                  --           --         1,170,000                --          1,170,000

Interest Expense Related to Conversion Rate
    of Convertible Debenture (Note 6(b))               --           --           225,000                --            225,000

Stock Option Compensation (Note 7)                     --           --            38,888                --             38,888

Net Loss                                               --           --                --        (5,743,673)        (5,743,673)
                                                ---------      -------      ------------      ------------       ------------

Balance, at December 31, 1999                   6,442,808        6,443        15,439,675       (13,727,024)         1,719,094

Noncash Issuance of Warrants for:
    (Notes 1, 6(c) and 7)
    Directors Fees                                     --           --           376,000                --            376,000
    Interim Bridge Financing                           --           --           574,000                --            574,000
    Warrant Offering Program                           --           --            50,000                --             50,000

Interest Expense Related to Conversion
    Rate of Convertible Debentures
    (Note 1)                                           --           --         1,170,000                --          1,170,000

Warrants Exercised for Cash                        25,000           25               225                --                250
    (Notes 7 and 8)

Stock Option Compensation (Note 7)                     --           --           538,860                --            538,860

Net Income                                             --           --                --         2,669,085          2,669,085
                                                ---------      -------      ------------      ------------       ------------

Balance, at December 31, 2000                   6,467,808      $ 6,468      $ 18,148,760      $(11,057,939)      $  7,097,289
                                                =========      =======      ============      ============       ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                       Cumulative
                                                                     Amounts from
                                                                          Date of
                                                                        Inception
                                                                     (January 15,
                                                                            1997)
                                                                          Through           Year ended          Year ended
                                                                     December 31,         December 31,         December 31,
                                                                             2000                 2000                 1999
                                                                     ------------         ------------         ------------
Cash Flows From Operating Activities
  Net income (loss)                                                  $(11,610,595)        $  2,669,085         $ (5,743,673)
  Adjustments to reconcile net income (loss) to net cash used in operating activities
    Depreciation of property and equipment                                234,154              135,530               60,349
    Gain on sale of North American operations                         (15,532,620)         (15,532,620)                  --
    Loss on disposal of assets                                            106,775              106,775                   --
    Amortization of deferred financing costs                               72,500                   --                   --
    Noncash equity transactions charged to operations
      (Note 7)                                                          7,704,248            3,878,860              434,388
    Changes in assets and liabilities, net of dispositions
      Increase in accounts receivable                                    (259,888)            (235,621)             (19,736)
      Increase in prepaid expenses                                       (132,196)            (105,827)             (26,369)
      Increase in accounts payable and accrued  expenses                  862,122              119,901              278,328
      Increase in income tax payable                                      200,000              200,000                   --
      Increase in deferred income                                         576,260              474,975              101,285
                                                                     ------------         ------------         ------------

Net cash used in operating activities                                 (17,779,240)          (8,288,942)          (4,915,428)
                                                                     ------------         ------------         ------------

Cash Flows From Investing Activities
  Net proceeds from sale of North American operations                  15,270,434           15,270,434                   --
  Capital expenditures                                                   (520,071)            (237,293)            (132,944)
  (Increase) decrease in other assets                                     (64,688)              12,154              (16,255)
  Decrease in note receivable - employee                                       --                   --               25,000
                                                                     ------------         ------------         ------------

Net cash provided by (used in) investing activities                    14,685,675           15,045,295             (124,199)
                                                                     ============         ============         ============



                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================




                                                                Cumulative
                                                              Amounts from
                                                                   Date of
                                                                 Inception
                                                              (January 15,
                                                                     1997)
                                                                  Through           Year ended           Year ended
                                                             December 31,         December 31,         December 31,
                                                                     2000                 2000                 1999
                                                             ------------         ------------         ------------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock, stock
    options and warrants exercised, net of related
    costs                                                    $  8,883,636         $        250         $  5,900,879
  Proceeds from issuance of notes
    payable/debentures                                          6,753,000            1,500,000            3,000,000
  Proceeds from issuance of interim bridge financing            1,355,000            1,355,000                   --
  Repayment of interim bridge financing                        (1,355,000)          (1,355,000)                  --
  Stock subscription payable                                           --                   --             (110,252)
  Repayment of notes payable                                   (3,153,000)          (3,000,000)                  --
  Advances from stockholder                                       145,000               35,000                   --
  Repayment of advances                                          (110,000)                  --                   --
                                                             ------------         ------------         ------------

Net cash provided by (used in) financing activities            12,518,636           (1,464,750)           8,790,627
                                                             ------------         ------------         ------------

Net Increase in Cash and Cash Equivalents                       9,425,071            5,291,603            3,751,000

Cash and Cash Equivalents, at beginning of year                        --            4,133,468              382,468
                                                             ------------         ------------         ------------

Cash and Cash Equivalents, at end of year                    $  9,425,071         $  9,425,071         $  4,133,468
                                                             ============         ============         ============

Supplemental Disclosure of Cash Flow
  Information
  Interest paid                                              $    580,329         $    406,272         $     22,569

Supplemental Disclosures of Noncash Investing
  and Financing Activities
  Notes payable/debentures converted into
    common stock                                             $  2,100,000         $         --         $         --
  Noncash equity transactions charged to operations
    (Note 7)                                                    7,704,248            3,878,860              434,388
  Warrants issued for financing costs                              20,000                   --                   --
  Warrants related to Convertible Debenture and interim
    bridge financing (Note 6(b) and (c))                        1,744,000              574,000            1,170,000



                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

         The Company's subsidiaries are listed below:

                                                  Percent
                          Location                 Owned   Description
                          --------                -------  -----------

RealTel de Argentina,     Argentina                 56%    Development stage
    S.A.                                                    foreign subsidiary
                                                            (Notes 6(a) and 12)
RealTel do Brasil, S.A.   Brazil                    89%    Development stage
                                                            foreign subsidiary
RealTel Consulting, Inc.  Chicago, Illinois        100%    Inactive subsidiary


         The consolidated financial statements include the accounts of the Company and its subsidiaries that are more than 50% owned.


         All significant intercompany transactions and balances between the companies included in the consolidation are eliminated.


CASH AND CASH EQUIVALENTS

         Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

PROPERTY, EQUIPMENT  AND DEPRECIATION

         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (three to seven years) by accelerated methods for financial and income tax reporting purposes. Depreciation of leasehold improvements is computed over the lesser of the estimated useful lives of the assets or the term of the lease by the straight-line method for financial and income tax reporting purposes.

REVENUE RECOGNITION

         Monthly rent for leases containing fixed rental increases during their term are recognized on a straight-line basis over the term of the leases. For all other leases, rents are recognized over the term of the leases as earned.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         One-time initial license and review fees received, and related direct costs incurred, at lease inception are deferred and recognized on a straight-line basis over the lease terms.

         Contingent rentals, such as rentals based on sales levels of sublessees, are recognized when earned, as targeted levels are achieved.

         Deferred income represents rental payments received in advance and the deferral of one-time fees, net of costs.

STOCK-BASED COMPENSATION

         The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), became effective in 1997. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company has and will retain its prior accounting policy under APB Opinion Number 25, "Accounting for Stock Issued to Employees," and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the exercise price.

ADVERTISING COSTS

         Advertising costs, aggregating $191,000 in 2000, $96,000 in 1999 and $351,000 from inception to December 31, 2000, are expensed as incurred.

TRANSLATION OF FOREIGN CURRENCY

         The Company follows the translation policy as provided by SFAS No. 52. Accordingly, assets and liabilities are translated at the rates of exchange on the balance sheet date. Income and expense items are translated at the average exchange rates prevailing throughout the years. Since the Argentina peso is approximately equivalent to one U.S. dollar and the Brazilian expenses are generally paid in U.S. dollars, no significant foreign currency translation adjustments occurred.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

TAXES ON INCOME

         Prior to August 8, 1997, the Company was taxed as a limited liability company and from August 8, 1997 to November 3, 1997 the Company was taxed as an "S" corporation. Any income or losses prior to November 4, 1997 are recognized on the individual stockholders' income tax returns. Effective November 4, 1997, the Company is taxed as a "C" corporation. The net loss of $552,656 prior to November 4, 1997 was reclassified to additional paid-in capital.

         Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the estimated tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and for the benefits, if any, of tax credit or loss carryforwards. The amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are uncertain as to realization.

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

         Basic earnings per share ("EPS") is calculated by dividing the income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. Shares of common stock issuable upon the exercise of options (487,388 and 528,888 shares in 2000 and 1999, respectively) and warrants (2,045,043 and 1,573,096 shares in 2000 and 1999, respectively) and the conversion of debt (none and 430,769 shares in 2000 and 1999, respectively) are antidilutive and are not included in the computation of shares outstanding.

COMPREHENSIVE INCOME (LOSS)

         The Company has implemented SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not had any material transactions that are required to be reported in comprehensive income or loss.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

ESTIMATES

         The consolidated financial statements include estimated amounts and Estimates disclosures based on management's assumptions about future events.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on its consolidated results of operations, financial position or cash flows.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("Interpretation"), which, among other issues, requires that nonemployee directors be treated as employees for stock compensation paid for service as directors. This Interpretation was adopted as of July 1, 2000. As a result, warrants issued to the Company's directors for services as directors are to be valued at the excess of the market value of the Company's publicly traded common stock on the grant date over the exercise price rather than the value based on the Black-Scholes pricing model, the latter being the accounting policy previously followed by the Company.

         Accordingly, the Company has recorded additional compensation expense of $226,000 for the year ended December 31, 2000, as a cumulative effect of change in accounting principle as of January 1, 2000, to value options granted to directors in prior years for services as directors under APB 25, for the effect of the Interpretation. The effect of the change on 2000 results of operations was an increase of $150,000 in income before extraordinary item and net income and an increase of $.02 on the related per share amounts.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         In November 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-27, "Application of EITF 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." The EITF consensus changed the method for calculating the conversion price used in determining the value of the beneficial conversion feature and requires an issuer to first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any detachable instrument included in the exchange on a relative fair value basis. After such allocation, the EITF 98-5 model is applied to the amount allocated to the convertible instrument and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. This treatment was to be applied to all transactions subject to EITF 98-5, whether still outstanding, terminated or converted as of October 1, 2000. Accordingly, the Company has remeasured the beneficial conversion rate on the convertible debenture issued in connection with a 1999 private placement as $1,395,000. The increase in the intrinsic value of a beneficial conversion of $1,170,000 has been recognized as a cumulative effect of a change in an accounting principle in 2000 (see Note 6(b)). There was no effect on the 2000 results of operations.

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

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         In addition to the merger in 1997, the Company issued 73,750 shares of common stock as follows:

         o 43,750 shares related to the exercise of warrants at $4 per share
         o 25,000 shares sold at $4 per share
         o 5,000 shares related to debenture conversion at $5 per share

         In May 2000, the Company's stockholders approved a plan to reincorporate the Company in the State of Delaware. The Company also authorized 5,000,000 shares at $.001 par value for the Series A Convertible Preferred Stock.

         The Company's primary business is to lease telecommunication rights from owners of real property for sublease to telecommunications providers needing access to real estate for their services to reach building occupants and/or for placement of antenna networks internationally, excluding North America, Mexico and certain parts of Europe. In December 2000, the Company sold ("Sale") its North American operations (Note 3) and has a two-year noncompete agreement with respect to future business in North America, Mexico and certain parts of Europe. During 1998, the Company established a separate wholly owned finance subsidiary (inactive) and a 56%-owned Argentinean subsidiary (51% effective January 2, 2001) (see Note 6(a)). In February 2000, the Company established an 89%-owned Brazilian subsidiary. The minority interests of both international subsidiaries are substantially owned by related parties. For purposes of the accompanying consolidated financial statements, the Company has expensed all amounts advanced to the Argentinean and Brazilian subsidiaries until they become operational and such advances are considered recoverable. Accordingly, no minority interest is recognized in the consolidated financial statements. The net losses of the Argentinean and Brazilian subsidiaries included in the consolidated financial statements were approximately $2,777,000 and $1,061,000 in 2000 and 1999, respectively, and $3,897,000 since inception.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         Since its inception, the Company's efforts have been devoted to raising capital, recruiting and training personnel, adding properties to the "USRT Telecom Grid," increasing marketing of these sites, selling the North American operations and developing its international businesses. The Company has received immaterial net revenues from the sale of its services throughout the U.S. and internationally. Accordingly, through the date of these consolidated financial statements, the Company is considered to be in the development stage and the accompanying consolidated financial statements represent those of a development stage enterprise. No assurance can be given that the Company will be able to attain profitable international operations.

3. SALE OF NORTH AMERICAN OPERATIONS

         On December 8, 2000, the Company completed an Asset Purchase Agreement to sell substantially all of its assets relating to its North American operations to Apex Site Management, Inc., a wholly owned indirect subsidiary of SpectraSite Holdings, Inc.

         The net proceeds from the Sale were $15.3 million after approximately $1 million in related expenses (Note 7(a)). In addition, the acquirer assumed certain liabilities, primarily the Company's corporate office lease. The sale included certain Facility Site Master Leases and Subleases related to the Company's U.S. telecommunications rights, the Company's "USRT Telecom Grid" and "9-Stage Tracking System" and certain other assets.


         A portion of the net Sale proceeds was used to repay approximately $4.355 million of debt outstanding consisting of the Convertible Debenture (Note 6(b)) and the interim bridge financing (Note 6(c)). The Company expects to use all or a portion of the remaining proceeds to develop and expand its international markets, including Argentina and Brazil. The Company had a $15.5 million net gain on the sale of its North American operations for the year ended December 31, 2000 after related expenses.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         The Company plans to continue to operate its remaining subsidiaries in Argentina and Brazil and pursue other markets not restricted under its noncompete agreement (Note 2).

         For the years ended December 31, 2000 and 1999, net revenues from the North American operations were $1,594,718 and $410,451 and net revenues from the Argentinian operations were $125,364 and $0. The Brazilia operation had no revenues in 2000.

4. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 and 1999 consist of the following:


                                                       2000          1999
                                                   -----------   -----------

Equipment                                          $   111,079   $   245,181
Office furniture and fixtures                           76,786         5,734
Leasehold improvements                                  40,150        31,863
                                                   -----------   -----------

                                                       228,015       282,778
Less accumulated depreciation                           48,873        98,624
                                                   -----------   -----------

Net property and equipment                         $   179,142   $   184,154
                                                   ===========   ===========


5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31, 2000 and 1999 consist of:


                                                      2000          1999
                                                  ------------  ------------

Accounts payable                                  $    343,753  $    274,575
Accrued professional fees                              111,095       155,056
Accrued compensation                                   236,417       160,475
Interest                                                49,758        29,615
Other, including related party of $52,000 in
    1999                                               121,099       122,500
                                                  ------------  ------------
                                                  $    862,122  $    742,221
                                                  ============  ============

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6. CONVERTIBLE NOTES AND DEBENTURES

(a) CONVERTIBLE NOTE PAYABLE WITH RELATED PARTY

         The Company executed a $1,500,000 promissory note on September 24, 1999 ("Convertible Note") with a related party. It bears interest at a rate of 12% (7% through September 24, 2000), compounded annually. Principal and interest under the Convertible Note are due and payable on January 2, 2001. The Convertible Note is convertible into the Company's common stock or into stock of the Company's Argentinean subsidiary, owned by the Company.


         On January 2, 2001, the Convertible Note was converted into stock of the Company's Argentinean subsidiary, reducing the Company's ownership of the Argentinean subsidiary to 51%. Upon the conversion of the debt, the Company recorded an increase in additional paid-in capital of approximately $1,500,000.


(b) CONVERTIBLE DEBENTURE

         On December 28, 1999, the Company completed a placement which included:

                  (i) The issuance of a convertible debenture ("Convertible Debenture"), which could be drawn upon until December 28, 2000, up to $3,000,000. This Convertible Debenture carried interest at 12% payable quarterly, and was due at the earlier of July 1, 2001 or the completion of a public offering of at least $10 million (see iii. below). This Convertible Debenture was convertible into the Company's common stock, at any time, at $7.50 per share. The Convertible Debenture holder also had the option to receive interest in shares of the Company's common stock, rather than cash, at $6.50 per share.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

                  (iii) The issuance of warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $8 per share. These warrants are exercisable through December 31, 2004.

         Based on the Black-Scholes pricing model, the warrants issued were valued at $1,170,000, which increased additional paid-in capital and decreased the Convertible Debenture (debt discount). The debt discount was amortized as financing costs until the Convertible Debenture was repaid, with the remainder considered as a part of the extraordinary item.

         In 2000, in accordance with EITF 00-27, the Company remeasured the value of the beneficial conversion option after allocating the proceeds between the Convertible Debenture and the warrants and recognized the increase in the beneficial conversion feature of $1,170,000 as a cumulative effect of a change in an accounting principle in 2000 (see Note 1).

         The Company repaid this Convertible Debenture with a portion of the proceeds received from the Sale (Note 3). The difference ($455,000) between the principal amount of the Convertible Debenture paid and the net carrying amount was treated as an extraordinary loss in 2000.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

(c) INTERIM BRIDGE FINANCING WITH RELATED PARTIES

         In August 2000, the Company received an interim bridge financing commitment from related parties. This commitment consisted of promissory notes in the principal amount of up to $1.75 million and warrants to purchase up to 638,462 shares of the Company's common stock at an exercise price of $3.25 per share. The promissory notes carried interest at 12% per annum and were due on December 14, 2000 (subject to acceleration as provided therein). Warrants issued are exercisable through August 15, 2005.

         At the time of the commitment, the Company drew down $1,355,000 against the commitment and issued 466,921 warrants. Based on the Black-Scholes pricing model, the 466,921 warrants issued were valued at $574,000, which increased paid-in capital and decreased the interim bridge financing (debt discount). The debt discount was amortized over the estimated life of the debt as financing costs when the Company repaid the $1,355,000 balance of this financing from a portion of the proceeds received from the Sale (Note 3).


(d) CONVERTED DEBENTURES

         On December 3, 1997, the Company completed a Series A convertible debenture bridge financing of $525,000 resulting in net proceeds of approximately $470,000 (after expenses of the offering). The debentures were payable, together with interest at the rate of 9% per annum, on the earlier of June 1, 1998 (which was amended to December 31, 1998) or the date of funding of a secondary equity offering, as defined. The debentures were convertible at maturity into shares of the Company's common stock with a conversion price of $5.25 per share. In connection with this financing, the Company issued to its investment banking firm warrants to acquire 54,375 shares of the Company's common stock at an exercise price of $4 per share. These warrants are exercisable through November 2000 (extended to November 2003).

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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


         On October 2, 1998 and December 31, 1998, the Series A and Series B convertible debenture bonds were converted to 518,750 shares of common stock, at a $4 per share conversion rate rather than the original $5.25 per share conversion rate. The revision in the conversion rate was accounted for in 1998 by an increase in additional paid-in capital and interest expense of $1.4 million for the additional shares issued. Costs associated with these conversions were approximately $56,215 during 1998. These costs are netted against the principal amount of debt converted in the accompanying consolidated statements of changes in stockholders' equity. The Company also issued to an investment banking firm in 1998 92,262 warrants with an exercise price of $4.75 per share, expiring in March 2001. The Company also issued options to purchase 175,190 shares of common stock at $5.25 per share to the debenture holders as a part of the conversion, of which 4,000 options were exercised in 1998, 24,548 options were exercised in 1999 and the balance expired.


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

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.  STOCKHOLDERS' EQUITY

(a) COMMON STOCK ISSUANCES

         In addition to the common stock issued through debt conversions (Note
6) and the merger and other 1997 transactions discussed in Note 2, common stock was issued as follows:

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

         (ii) Stock option exercised - Stock options for 24,548 shares (Note 6(d)) were exercised at $5.25 per share, less commissions of $11,599.


         In 2000 -

         (i) Warrrants exercised - Warrants for 25,000 shares were exercised at $.01 per share (Note 8).

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

(b) STOCK OPTIONS AND WARRANTS OUTSTANDING

                                                                             Exercise
                                                                                Price
                                                                                  Per          Expiration
Date Issued             Description                              Shares         Share          Date
-----------             -----------                           ---------      ---------         ----------
Stock Options:
    February 1998       Company executives                       88,888         $ 5.25         March 2003
    October 1999        Company executive                        37,500         $ 6.50         October 2004
    April 1998          Employee                                  1,000         $ 4.00         April 2003
    December 1999       Options issued under the Employee
                        Equity Incentive Plan (Note 7(d))       350,000         $ 8.00         December 2005

    June 2000           Options issued under the Employee
                        Equity Incentive Plan                    10,000         $10.00         December 2005
                                                              ---------

                        Option shares                           487,388
                                                              ---------
Warrants:
    November 1997       Three shareholders                      234,216         $ 1.92         October 2003
    December 1997       Investment banking fee - Series A
                        debentures (Note 6(d))                   54,375         $ 4.00         November 2003
    March 1998          Investment banking fee - Series B
                        debentures (Note 6(d))                   92,262         $ 4.75         March 2001
    August 1998         In connection with bridge financing      17,543         $ 4.00         August 2003
    October 1998        Investment banking fee for sale of
                        common stock                             30,667         $ 5.25         October 2003
    October 1998        Issued with common stock sold           402,500         $ 4.00         October 2003
    October 1998        Directors fees                           50,000         $ 4.00         October 2003
    October 1998        Cancellation of investment banking
                        agreement                                43,750         $ 4.00         October 2003
    October 1998        Investment banking fee for sale of
                        common stock                              9,625         $ 4.00         October 2003
    December 1998       Debenture conversion                      8,810         $ 5.25         December 2003
    March 1999          Investment banking services               4,348         $ 5.25         March 2004
    December 1999       Issued with Convertible Debenture
                        (Note 6(b))                             600,000         $ 8.00         December 2004
    February 2000       Director fees                            25,000         $ 8.00         February 2005
    August/October 2000 In connection with interim bridge
                        financing                               466,921         $ 3.25         August 2005
    November 2000       Warrant Offering Program (Note 7(e))      5,026         $ 2.50         November 2005
                                                              ---------

                         Warrant shares                       2,045,043
                                                              ---------
                         Total options and warrant shares     2,532,431
                                                              =========


All stock options and warrants are currently exercisable.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         As a result of the Sale (Note 3), all of the Company's stock options became currently exercisable. The stock options and warrants expire as follows:


                                                                    Weighted
                                                                     Average
                                                                    Exercise
Year Ending December 31,                              Shares           Price
------------------------                           ---------        --------

2001                                                  92,262          $ 4.75
2003                                                 941,374            3.65
2004                                                 641,848            7.89
2005                                                 856,947            5.41
                                                   ---------          ------
Total                                              2,532,431          $ 5.36
                                                   =========          ======

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

(c) NONCASH EQUITY TRANSACTIONS

         In connection with the noncash aspects of certain issuances of common stock, options and warrants, the Company valued such transactions as follows in 2000, 1999 and since inception:


                                       Inception
                                    (January 15,
                                           1997)
                                         Through      Year Ended     Year Ended
                                    December 31,    December 31,   December 31,
Issuance                                    2000            2000           1999
--------                            ------------    ------------   ------------

Interest expense related to
  conversion rate of convertible
  debentures(i)                       $2,022,000      $1,170,000      $ 225,000

Interest expense related to debt
  discount generated by warrant
  issuances(iv)                        1,744,000       1,744,000             --

Revision of debt conversion
  rate(ii)                             1,400,000              --             --

Common stock issued for
  cancellation of investment
  banking agreement and debt
  issuance(iii)                          889,000              --             --

Stock option compensation(i)             646,748         538,860         38,888

Options issued to debenture
  holders for debenture
  conversion(iv)                          95,000              --             --

Warrants issued for services(iv)         907,500         426,000        170,500
                                      ----------      ----------      ---------
Total                                 $7,704,248      $3,878,860      $ 434,388
                                      ==========      ==========      =========

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         (i) Value based on excess market price of the Company's publicly traded common stock over the conversion or exercise price. The excess stock option value is amortized over the vesting period of the options.

         (ii) Value based on increased common shares issued, due to the reduced conversion rate, using the market price of the Company's publicly traded common stock.

         (iii) Value based on market price of the Company's publicly traded common stock.

         (iv) Value based on Black-Scholes pricing model. See (a) Note 1 for valuation of warrants issued to directors for services and
                  (b) Note 7(e) for Warrant Offering Program.

         Based on current accounting practices for public companies, the Company used the valuation methods above rather than values of its common stock from private placements on or near the related transaction dates. The Company's common stock has limited public trading, which commenced in February 1998, on the OTC Bulletin Board. The Company filed a Form 10-SB in April 2000 and became a public reporting company effective June 19, 2000.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         The amounts above were charged to the following expense accounts:


                                  Inception
                               (January 15,
                                      1997)
                                    Through        Year ended       Year ended
                               December 31,      December 31,     December 31,
                                       2000              2000             1999
                               ------------      ------------     ------------

Salaries and benefits            $  870,748        $  538,860         $ 38,888
Professional and
  investment banking fees         1,119,500           200,000          170,500
Interest expense                  4,318,000         1,744,000          225,000
Cumulative effect of
  changes in accounting
  principles                      1,396,000         1,396,000               --
                                 ----------        ----------         --------
Total                            $7,704,248        $3,878,860         $434,388
                                 ==========        ==========         ========

         The Company accounts for stock options under APB Opinion Number 25, under which compensation expense is recorded for the excess, if any, of the fair value of the Company's stock at the date of grant over the exercise price. Had salary expense been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share, basic and diluted, would not have been materially different than the amounts reported.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

(d) EMPLOYEE EQUITY INCENTIVE PLAN

         In April 1999, the Company's Board of Directors approved a 10-year Employee Equity Incentive Plan ("Plan"), subject to approval of its stockholders. The stockholders ratified the Plan in September 1999. Under the Plan, 484,655 shares of the Company's common stock are reserved for issuance under various award plans including stock options, restricted stock, bonus and performance shares, etc. Options for 411,500 (360,000 outstanding as of December 31, 2000, after forfeitures) shares of common stock under the Plan have been granted through December 31, 2000 at $8 and $10 per share. These options originally vested ratably over three years and expired five years after they became exercisable. As a result of the Sale, the options issued are currently exercisable and expire in December 2005. To the extent the market price on the date the options were granted exceeded the exercise price, compensation expense is provided by amortizing the excess over the vesting period of the options. As a result of the Sale, the $351,000 unamortized portion of the compensation expense was recognized in December 2000, aggregating a total of approximately $647,000 charged against operations since inception.

         The Company also granted an option for 37,500 shares at $6.50 per share in October 1999. Similar to the options mentioned above, the excess of the market price at grant date over the option price is amortized as compensation expense over the vesting period. As a result of the Sale, the $84,375 unamortized portion of the compensation expense was recognized in December 2000.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         The following table summarizes the Company's employee stock option activity:


                                                                Exercisable
                                                            ------------------
                                              Weighted                Weighted
                                               Average                 Average
                                              Exercise                Exercise
                                   Shares        Price      Shares       Price
                                  -------     --------      ------ -----------
1998:
    Granted and outstanding at
         December 31, 1998         89,888       $ 5.24      34,333       $5.21
                                                            ======       =====
1999:
    Granted                       439,000       $ 7.87
                                  -------
Outstanding at December 31,
    1999                          528,888       $ 7.42      75,305       $5.54
                                                            ======       =====

2000:
    Granted                        10,000       $10.00
    Forfeited                     (51,500)      $ 8.00
                                  -------
Outstanding at December 31,
    2000                          487,388       $ 7.42     487,388       $7.42
                                  =======       ======     =======       =====

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

(e) WARRANT OFFERING PROGRAM

         In March 2000, the Company's Board of Directors approved a Warrant Offering Program ("Program") for the owners of office building portfolios who meet certain criteria, which program was modified in April 2000. The Program provides for up to 400,000 warrants to be offered, at an exercise price of $2.50 per share, upon the execution of a master lease. The number of warrants issued will be determined by formula based on the number of square feet committed. As of December 31, 2000, 5,026 warrants, expiring in November 2005, were issued under the Program. The warrants were valued at $50,000 by the Company. This Program has been terminated.

8. RELATED PARTY TRANSACTIONS

         The Company entered into an agreement with an affiliate of one of its principal shareholders (the "Affiliate") that provided that the Company pay a minimum investment banking fee to the Affiliate of $100,000 per year for a three-year period commencing July 28, 1997, extendable for an additional nine years under certain conditions. The agreement also provided for the reimbursement of certain expenses incurred by the Affiliate up to $17,000 and for the issuance of .5% of the Company's common stock (20,895 shares), as defined, to a charitable foundation. In 1998, this agreement was canceled and the Affiliate was paid $150,000 and issued 83,395 shares of common stock and 43,750 warrants with an exercise price of $4 per share, expiring in October 2003. In 1998, the Company paid, in cash, $225,000 to the Affiliate for investment banking services ($300,000 from inception to December 31, 2000).

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         Consulting fees to one of the Company's directors amounted to $143,000 in 2000 and $81,500 in 1999.

         During 1999, the Company issued warrants to a stockholder to purchase 25,000 shares of the Company's common stock at $.01 per share for investment banking services. These warrants, valued at $162,000 using the Black-Scholes pricing model, were exercised in April 2000.

         In June 2000, a $35,000 noninterest-bearing short-term advance was made by a stockholder to the Company.

         See also Notes 6(a), (b) and (c) and 7(a) and (b) for interim bridge financing and a convertible note payable with related parties and equity securities issued to related parties, respectively.

9. INCOME TAXES

         The provision for income taxes for the year ended December 31, 2000 is as follows:




Current income taxes
    Federal                                                    $ 3,210,000
    State                                                           40,000
    Utilization of net operating loss carryforward              (3,050,000)
                                                               -----------
                                                               $   200,000
                                                               ===========

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         In 1999, due to net operating losses and the uncertainty of realization, no tax benefit had been recognized for operating losses.

         At December 31, 2000, net federal operating losses of approximately $1.0 million are available for carryforward against future years' taxable income and expire in 2019. The Company also has an alternative minimum tax credit carryforward of $160,000, which does not expire. The Company's ability to utilize its federal net operating loss and alternative minimum tax credit carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets. The valuation allowance decreased by $2,925,000 and increased by $1,626,000 during the years ended December 31, 2000 and 1999, respectively.


         The net deferred tax assets consist of the following at December 31:


                                                      2000             1999
                                                 ---------      -----------

Net federal operating loss carryforwards         $ 396,000      $ 3,446,000
Alternative minimum tax credit
    carryforwards                                  160,000                -
Other                                               51,000           86,000
Valuation allowance                               (607,000)      (3,532,000)
                                                 ---------      -----------
Net deferred tax assets                          $      --      $        --
                                                 =========      ===========

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10. COMMITMENTS AND CONTINGENCIES

(a) LEASES - OFFICE SPACE

         The Company leases office space in Argentina and Brazil.

         In January 2001, the Company moved its corporate headquarters from Chicago to Fort Lauderdale, Florida. The Company is occupying office space at a related party's premises and is currently working on executing a lease assignment.

         Future minimum lease obligations for the Argentinian and Brazilian leases are as follows:

Year                                                                  Amount
----                                                                --------

2001                                                                $101,869
2002                                                                 101,099
2003                                                                  64,036
                                                                    --------
Total                                                               $267,004
                                                                    ========

         Rent expense for 2000 and 1999 was approximately $344,000 and $157,000, respectively.

         The Company has guaranteed the lease of its Argentinean subsidiary.

(b) EMPLOYMENT AGREEMENTS

          The Company has employment agreements with two officers. The agreements have automatic renewals ranging from one to three, unless terminated by the Board of Directors. The agreements provide for a base annual aggregate salary of $375,000.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's customers generally being of significant size and financial stability. The Company's cash and cash equivalents are primarily held by one bank.


         In 2000, four U.S. telecommunications customers accounted for approximately 71% of revenues. Also, 58% of revenue is derived from buildings owned by three real estate entities. The contracts related to these revenues were transferred to Apex Site Management, Inc. as part of the Sale (Note 3).

12. SUBSEQUENT EVENT

         In February 2001, the Company purchased for $900,000, the shares of a 20% minority stockholder in the Argentinean subsidiary. After the transaction, the Company's ownership percentage increased to 71%. The transaction will be accounted for by the purchase method of accounting and will result in cost in excess of net assets acquired of approximately $900,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required in response to this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on May 25, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The information required in response to this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on May 25, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on May 25, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on May 25, 2001.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

   EXHIBITS          DESCRIPTION
   --------          -----------
     2.1             Form of Certificate of Merger (2.1)(1)
     2.2             Plan and Agreement of Merger (2.2)(1)
     3.1             Certificate of Incorporation (3.1)(1)
     3.2             Bylaws (3.2)(1)
     4.1             Form of Common Stock Certificate (4.1)(1)
     4.2             Registration Rights Agreement dated October 2, 1998 (4.3)(1)
     4.3             Amendment dated September 24, 1999 to Registration Rights Agreement dated October 2, 1998
                     (4.6)(1)
    10.1             Employment Agreement dated as of January 15, 1997 between the Company's predecessor and Perry
                     H. Ruda (10.2)(1)
    10.2             Employment Agreement dated as of January 15, 1997 between the Company's predecessor and Jordan
                     E. Glazov (10.3)(1)
    10.3             Amendment to the Employment Agreement dated as of April 20, 1999 between the Company and Perry
                     H. Ruda (10.4)(1)
    10.4             Amendment to the Employment Agreement dated as of April 20, 1999 between the Company and Jordan
                     E. Glazov (10.5)(1)
    10.5             1999 Employee Equity Incentive Plan (10.6)(1)*
    10.6             Exclusive Telecommunications Strategic Cooperation Agreement dated February 18, 2000 (10.7)(1)
    10.7             Asset Purchase Agreement dated as of October 18, 2000 between the Company and Apex Site
                     Management, Inc. (2)
    10.8             Employment Agreement dated as of January 1, 2000 between the Company and Mark Grant
    21.1             List of the Company's Subsidiaries

-------------------------
(1) Incorporated by reference to the exhibit shown in the parentheses as filed with the Company's Registration Statement on Form 10-SB12G (Registration No. 000-30401).

(2) Incorporated by reference to the Company's Definitive Information Statement on Schedule 14C filed November 7, 2000.

 *   Management Compensation Plan or Arrangement.

         (b)      Reports on Form 8-K:

                  We filed two reports on Form 8-K during the fourth quarter ended December 31, 2000. Information regarding the items reported on is as follows:

           DATE                             ITEM REPORTED ON
           ----                             ----------------

October 26, 2000             Item 5. Other Events. On October 20, 2000, the
                             Company disclosed the signing of a definitive agreement to sell its North American assets and operations.

December 22, 2000            Item 2. Acquisition or Disposition of Assets. The
                             Company announced the consummation of the sale of its North American assets to Apex Site Management,
                             Inc.

                             Item 5. Other Events. On December 21, 2000, the Company issued a press release regarding the asset sale to Apex.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                  U.S. REALTEL, INC.



                                  BY: /s/ Perry H. Ruda
                                     ------------------------------------------
                                        Perry H. Ruda
                                        Chairman and Chief Executive Officer

                               POWER OF ATTORNEY

         Each person whose signature appears below on this Annual Report on Form 10-KSB hereby constitutes and appoints Perry H. Ruda and Mark J. Grant, and each of them, his true and lawful attorney-in-fact, acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing), to sign any or all amendments to this Annual Report on Form 10-KSB of U.S. RealTel, Inc., and to file the same, with exhibits thereto, and other documents to be filed in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, acting alone, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                        TITLE                                DATE
                   ---------                                        -----                                ----
                                                 Chairman of the Board, Chief Executive             March 30, 2001
/s/ Perry H. Ruda                                Officer and Director
----------------------------------------         (Principal Executive Officer)
Perry H. Ruda


/s/ John R. Glass                                Chief Financial Officer                            March 30, 2001
----------------------------------------         (Principal Financial and Accounting
John R. Glass                                    Officer)


/s/ Mark J. Grant                                President and Director                             March 30, 2001
----------------------------------------
Mark J. Grant

/s/ Jordan E. Glazov                             Director                                           March 30, 2001
----------------------------------------
Jordan E. Glazov

/s/ Ross J. Mangano                              Director                                           March 30, 2001
----------------------------------------
Ross J. Mangano

/s/ Gerard Sweeney                               Director                                           March 30, 2001
----------------------------------------
Gerard Sweeney

                                                 Director                                           March __, 2001
----------------------------------------
Craig M. Siegler
