Form 10QSB
period 2001-03-31
U S REALTEL INC
filed 2001-05-21
CIK 1056064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2001
                                 --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to _____________________


Commission File Number: 0-30401

                               U.S. REALTEL, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                    36-4360426
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


         One Financial Plaza, Suite 1101, Fort Lauderdale, Florida 33394
                    (Address of Principal Executive Offices)

                                 (954) 462-0449
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:        6,467,808
                                                     ---------------------------

         Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                               U.S. REALTEL, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION

   Item 1.  Financial Statements...............................................1

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10

PART II: OTHER INFORMATION

   Item 6.  Exhibits and Reports On Form 8-K..................................13

            Signatures........................................................15

                                     PART I
                              FINANCIAL INFORMATION

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR OUR FUTURE FINANCIAL AND OPERATIONAL PERFORMANCE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING MARKETS FOR OUR SERVICES; TRENDS IN REVENUES, GROSS PROFITS AND ESTIMATED EXPENSE LEVELS; LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY; AND ANY STATEMENT THAT CONTAINS THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "INTEND," "ESTIMATE," "EXPECT," "SEEK" AND OTHER SIMILAR EXPRESSIONS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT REFLECT OUR CURRENT EXPECTATIONS AND BELIEFS, AND WE DO NOT UNDERTAKE PUBLICLY TO UPDATE OR REVISE THESE STATEMENTS, EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS EXPRESSED IN THIS REPORT, ANNUAL OR QUARTERLY REPORTS TO SHAREHOLDERS, PRESS RELEASES OR COMPANY STATEMENTS WILL NOT BE REALIZED. IN ADDITION, THE INCLUSION OF ANY STATEMENT IN THIS REPORT DOES NOT CONSTITUTE AN ADMISSION BY US THAT THE EVENTS OR CIRCUMSTANCES DESCRIBED IN SUCH STATEMENT ARE MATERIAL. FURTHERMORE, WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT MATERIALIZE AND MAY INVOLVE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL, THAT COULD CAUSE ACTUAL EVENTS OR PERFORMANCE TO DIFFER MATERIALLY FROM THOSE CONTAINED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE OUR SHORT OPERATING HISTORY, OUR UNPROVEN MODEL, OUR LIMITED OPERATIONS AND REVENUES, OUR EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN ARGENTINA AND BRAZIL, OUR LIMITED NUMBER OF CUSTOMERS AND THE UNCERTAIN DEMAND FOR OUR SERVICES. INVESTORS ARE DIRECTED TO CONSIDER THE OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OUR SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000.

ITEM 1.  FINANCIAL STATEMENTS

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet................................2

Unaudited Condensed Consolidated Statements of Operations.....................3

Unaudited Condensed Consolidated Statements of Stockholders'
  Equity (Deficiency).........................................................4

Unaudited Condensed Consolidated Statements of Cash Flows.....................6

Notes to Unaudited Condensed Consolidated Financial Statements................8

                               U.S. REALTEL, INC
                         (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED CONDENSED CONSOLIDATED
                                 BALANCE SHEET



                                                                                  March 31,
                                                                                    2001
                                                                                ------------
                                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $  7,170,614
  Accounts receivable                                                                167,086
  Prepaid expenses                                                                   150,367
                                                                                ------------

TOTAL CURRENT ASSETS                                                               7,488,067
                                                                                ------------

NET PROPERTY AND EQUIPMENT                                                           195,250

OTHER ASSETS (Note 4)                                                                910,150
                                                                                ------------

                                                                                $  8,593,467
                                                                                ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $    660,099
  Current Portion of Notes Payable                                                   235,000
                                                                                ------------

TOTAL CURRENT LIABILITIES                                                            895,099
                                                                                ------------

DEFERRED INCOME                                                                      229,025
                                                                                ------------

LONG-TERM PORTION OF NOTE PAYABLE                                                    100,000
                                                                                ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 5,000,000 shares authorized - none
    issued                                                                                --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    6,467,808 issued and outstanding shares                                            6,468
  Additional paid-in capital                                                      19,648,760
  Accumulated deficit during the development stage                               (12,335,819)
  Accumulated other comprehensive income                                              49,934
                                                                                ------------
TOTAL STOCKHOLDERS' EQUITY                                                         7,369,343
                                                                                ------------

                                                                                $  8,593,467
                                                                                ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                U.S. REALTEL, INC
                          (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS




                                                                 Cumulative
                                                               Amounts from
                                                                    Date of
                                                                  Inception
                                                               (January 15,
                                                                      1997)     3 Months        3 Months
                                                                    Through        ended           ended
                                                                  March 31,     March 31,      March 31,
                                                                       2001          2001           2000
                                                              -------------  ------------   ------------
Revenues                                                       $  2,249,086   $    75,158    $   224,091

Direct Costs                                                      1,846,430        43,080        174,149
                                                               ------------   -----------    -----------
Gross Profit                                                        402,656        32,078         49,942
                                                               ------------   -----------    -----------

Operating Expenses
   Salaries and benefits                                         10,923,804       651,491      1,030,315
   General and administrative                                     7,469,389       425,047        762,985
   Professional and investment banking fees                       3,941,674       388,021        149,089
                                                               ------------   -----------    -----------

Total operating expenses                                         22,334,867     1,464,559      1,942,389
                                                               ------------   -----------    -----------

Operating loss                                                  (21,932,211)   (1,432,481)    (1,892,447)
                                                               ------------   -----------    -----------

Other Income (Expense)
  Interest income                                                   325,711       155,915         33,617
  Other income                                                       82,305         8,085             --
  Interest expense and financing costs                           (4,730,754)       (1,028)      (266,107)
  Net loss on disposal of assets                                   (106,775)           --             --
  Net gain on sale of North American operations (Note 3)         15,532,620            --             --
                                                               ------------   -----------    -----------

Total other income (expense) - net                               11,103,107       162,972       (232,490)
                                                               ------------   -----------    -----------

Loss before income taxes, extraordinary item and
    cumulative effect of changes in accounting principles       (10,829,104)   (1,269,509)    (2,124,937)

Income Taxes                                                        208,371         8,371             --
                                                               ------------   -----------    -----------

Loss before extraordinary item and cumulative
  effect of changes in accounting principles                    (11,037,475)   (1,277,880)    (2,124,937)

Extraordinary Item - loss on extinguishment of debt                (455,000)           --             --

Cumulative Effect of Changes in Accounting Principles            (1,396,000)           --             --
                                                               -------------  -----------    -----------

Net Loss                                                       $(12,888,475)  $(1,277,880)   $(2,124,937)
                                                               ============   ============   ===========


Net Loss Per Common Share - Basic and Diluted                                 $     (0.20)   $     (0.33)
                                                                              ============   ===========

Weighted Average Common Shares Outstanding -
  Basic and diluted                                                             6,461,558      6,443,000
                                                                              ===========    ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               U.S. REALTEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                 OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)




                                                                       Accumulated                    Accumulated
                                                                         Deficit                        Other
                                   Common Stock          Additional     During the      Compre-         Compre-
                             -------------------------    Paid-in        Develop-       hensive         hensive
                                Shares       Amount       Capital       ment Stage       Income         Income        Total
                             ------------ ------------  ------------   ------------   ------------    -----------  ------------
Balance, at
 Janaury 15, 1997                      --        $   --    $       --     $       --     $       --     $       --    $       --

Issuance of Shares of
  Common Stock                  4,204,000         4,204       722,408             --             --             --       726,612

Conversion of Debt into
  Common Stock                      5,000             5        24,995             --             --             --        25,000

Warrants Exercised for
  Cash                             43,750            44       174,956             --             --             --       175,000

Warrants Issued to
  Placement Agent
  for Bridge Financing                 --            --        10,000             --             --             --        10,000

Warrants Issued to Holder
  of Bridge Financing                  --            --        10,000             --             --             --        10,000

Net Loss                               --            --            --     (1,134,708)            --             --    (1,134,708)

Net Loss of LLC and "S"
    Corporation Prior to
    Becoming a "C"
    Corporation                        --            --      (552,656)       552,656             --             --            --
                             ------------  ------------  ------------   ------------   ------------   ------------  ------------

Balance, at
 December 31, 1997              4,252,750         4,253       389,703       (582,052)            --             --      (188,096)

Interest Expense Related to
    Conversion Rate of
    Convertible Debentures             --            --       627,000             --             --             --       627,000

Issuance of Shares of
    Common Stock for Cash         575,000           575     2,117,425             --             --             --     2,118,000

Conversion of Debentures
  into Common Stock               518,750           519     3,418,266             --             --             --     3,418,785

Stock Options Exercised
   for Cash                         4,000             4        19,106             --             --             --        19,110

Stock Option Compensation              --            --        69,000             --             --             --        69,000

Noncash Issuance of
    Common Stock for:
        Investment Banking
        Services                   13,750            13           (13)            --             --             --            --
    Cancellation of
        Investment
        Banking Agreement          83,395            83       833,917             --             --             --       834,000
    Services Rendered for
        Issuance of
        Debentures                  7,500             8        54,992             --             --             --        55,000
    Noncash Issuance of
        Options and
        Warrants for
        Cancellation of
        Investment Banking
        Agreement                      --            --        65,000             --             --             --        65,000
    Bridge Financing                   --            --        26,000             --             --             --        26,000
    Directors Fees                     --            --        74,000             --             --             --        74,000
    Issuance and
        Conversion of
        Debentures into
        Common Stock                   --            --       241,000             --             --             --       241,000

Net Loss                               --            --            --     (7,401,299)            --             --    (7,401,299)
                             ------------  ------------  ------------   ------------   ------------   ------------  ------------




                                                                       Accumulated                   Accumulated
                                                                         Deficit                        Other
                                   Common Stock          Additional     During the      Compre-         Compre-
                             -------------------------    Paid-in        Develop-       hensive         hensive
                                Shares       Amount       Capital       ment Stage       Income         Income        Total
                             ------------ ------------  ------------   ------------   ------------   ------------  ------------
Balance, at
 December 31, 1998              5,455,145         5,455     7,935,396     (7,983,351)            --             --       (42,500)

Issuance of Shares of
    Common Stock for
    Cash                          963,115           963     5,782,638             --             --             --     5,783,601

Stock Options Exercised
    for Cash                       24,548            25       117,253             --             --             --       117,278

Non cash Issuance of
 Warrants for:
    Investment Banking
       Services                        --            --       170,500             --             --             --       170,500
    Issuance of
       Convertible
       Debenture                       --            --     1,170,000             --             --             --     1,170,000

Interest Expense Related
    to Conversion Rate of
    Convertible Debenture              --            --       225,000             --             --             --       225,000

Stock Option Compensation              --            --        38,888             --             --             --        38,888

Net Loss                               --            --            --     (5,743,673)            --             --    (5,743,673)
                             ------------  ------------  ------------   ------------   ------------   ------------  ------------

Balance, at
 December 31, 1999              6,442,808         6,443    15,439,675    (13,727,024)            --             --     1,719,094

Noncash Issuance of
Warrants for:
    Directors Fees                     --            --       376,000             --             --             --       376,000
    Interim Bridge
      Financing                        --            --       574,000             --             --             --       574,000
    Warrant Offering
      Program                          --            --        50,000             --             --             --        50,000

Interest Expense Related
  to Conversion Rate of
  Convertible Debentures               --            --     1,170,000             --             --             --     1,170,000

Warrants Exercised for
  Cash                             25,000            25           225             --             --             --           250

Stock Option Compensation              --            --       538,860             --             --             --       538,860

Net Income                             --            --            --      2,669,085             --             --     2,669,085
                             ------------  ------------  ------------   ------------   ------------   ------------  ------------

Balance, at
 December 31, 2000              6,467,808  $      6,468  $ 18,148,760   $(11,057,939) $          --   $         --  $  7,097,289

Conversion of Debt into
    Common Stock of a
    Subsidiary (unaudited)             --            --     1,500,000             --             --             --     1,500,000

Net Income (unaudited)                 --            --            --     (1,277,880)    (1,277,880)            --    (1,277,880)
Cumulative Effect on
    Exchange Rates (unaudited)         --            --            --             --         49,934         49,934        49,934
                                                                                        ------------
Comprehensive Income (unaudited)                                                        $(1,277,880)
                                                                                        ============

Balance, at March 31,
 2001 (unaudited)               6,467,808  $      6,468  $ 19,648,760   $(12,335,819)                 $     49,934  $  7,369,343
                             ============  ============  ============    ===========                  ============  ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               U.S. REALTEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                              Cumulative
                                                            Amounts from
                                                                 Date of
                                                               Inception
                                                            (January 15,
                                                                   1997)
                                                                 Through    3 Months ended     3 Months ended
                                                               March 31,         March 31,          March 31,
                                                                    2001              2001               2000
                                                           -------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(12,888,475)      $ (1,277,880)      $ (2,124,937)
  Adjustments to reconcile net loss to net cash used
    in operating activities
    Depreciation of property and equipment                      245,422             11,268             20,829
    Gain on sale of North American operations               (15,532,620)                --                 --
    Loss on disposal of assets                                  121,775             15,000                 --
    Amortization of deferred financing costs                     72,500                 --                 --
    Amortization of debt discount and extraordinary
       item                                                   1,744,000                 --            195,000
    Noncash equity transactions charged to operations         5,960,248                 --            118,298
    Changes in assets and liabilities, net of
      dispositions
      (Increase)/decrease in accounts receivable               (150,176)           109,712            (33,433)
      Increase in prepaid expenses and other                   (161,827)           (29,631)           (85,242)
      Increase/(decrease) in accounts payable and
        accrued expenses                                        645,911           (216,211)            18,281
      Decrease in income tax payable                                 --           (200,000)                --
      Increase/(decrease) in deferred income                    491,211            (85,049)            15,993
                                                           ------------       ------------       ------------

Net cash used in operating activities                       (19,452,031)        (1,672,791)        (1,875,211)
                                                           ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net proceeds from sale of North American operations        15,270,434                 --                 --
  Additional investment made in subsidiary                     (600,000)          (600,000)                --
  Capital expenditures                                         (560,878)           (40,807)           (66,920)
  (Increase)/decrease in other assets                           (64,688)                --                170
                                                           ------------       ------------       ------------
Net cash provided by (used in) investing activities        $ 14,044,868       $   (640,807)      $    (66,750)
                                                           ============       ============       ============

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, stock
    options and warrants exercised, net of related
    costs                                                  $  8,883,636       $         --       $         --
  Proceeds from issuance of notes
    payable/debentures                                        6,753,000                 --                 --
  Proceeds from issuance of interim bridge financing          1,355,000                 --                 --
  Repayment of interim bridge financing                      (1,355,000)                --                 --
  Repayment of notes payable                                 (3,153,000)                --                 --
  Financing costs included in other assets                           --                 --            (98,619)
  Advances from stockholder                                     145,000                 --                 --
  Repayment of advances                                        (110,000)                --                 --
                                                           ------------       ------------       ------------
Net cash provided by (used in) financing activities          12,518,636                 --            (98,619)
                                                           ------------       ------------       ------------
EFFECT OF EXCHANGE RATES CHANGES IN CASH                         59,141             59,141                 --
                                                           ------------       ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     7,170,614         (2,254,457)        (2,040,580)

CASH AND CASH EQUIVALENTS, at beginning of year                      --          9,425,071          4,133,468
                                                           ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, at end of year                  $  7,170,614       $  7,170,614       $  2,092,888
                                                           ============       ============       ============





                                                              Cumulative
                                                            Amounts from
                                                                 Date of
                                                               Inception
                                                            (January 15,
                                                                   1997)
                                                                 Through    3 Months ended     3 Months ended
                                                               March 31,         March 31,          March 31,
                                                                    2001              2001               2000
                                                           -------------      ------------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Interest paid                                            $    581,357       $      1,028       $         --
  Taxes paid                                                    241,520            241,520                 --

Supplemental Disclosures of Noncash Investing
  and Financing Activities
  Notes payable/debentures converted into
    common stock of a subsidiary                           $  1,500,000       $  1,500,000       $         --
  Note issued in connection with a non compete
    agreement                                                   300,000            300,000                 --
  Notes payable/debentures converted into
    common stock                                              2,100,000                 --                 --
  Noncash equity transactions charged to operations           7,704,248                 --            118,298
  Warrants issued for financing costs                            20,000                 --                 --
  Warrants related to Convertible Debenture and
    interim bridge financing                                  1,744,000                 --                 --




SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               U.S. REALTEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements include U.S. Realtel, Inc. (the "Company"), its inactive finance subsidiary, its 71%-owned Argentinean development stage subsidiary, its 89%-owned Brazilian development stage subsidiary and its wholly owned consulting subsidiary (which was incorporated in October 1999 and has limited activities). All intercompany accounts and transactions have been eliminated in consolidation.

    The condensed consolidated financial statements included herein are unaudited and include all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations of the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 annual consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

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

    The Company's primary business is to lease telecommunication rights from owners of real property for sublease to telecommunications providers needing access to real estate for their services to reach building occupants and/or for placement of antenna networks internationally, excluding North America, Mexico and certain parts of Europe. In December 2000, the Company sold ("Sale") its North American operations (Note 3) and has a two-year noncompete agreement with respect to future business in North America, Mexico and certain parts of Europe. During 1998, the Company established a separate wholly owned finance subsidiary (inactive) and a 71%-owned Argentinean subsidiary (Note 4 and 5). In February 2000, the Company established an 89%-owned Brazilian subsidiary. The minority interests of both international subsidiaries are substantially owned by related parties. For purposes of the accompanying consolidated financial statements, the Company has expensed all amounts advanced to the Argentinean and Brazilian subsidiaries until they become operational and such advances are considered recoverable. Accordingly, no minority interest is recognized in the consolidated financial statements. The net losses of the

Argentinean and Brazilian subsidiaries included in the unaudited condensed consolidated financial statements were $811,675 and $546,000 for the three months ended March 31, 2001 and March 31, 2000, respectively, and $4,702,315 since inception.

    Since its inception, the Company's efforts have been devoted to raising capital, recruiting and training personnel, adding properties to the "USRT Telecom Grid," increasing marketing of these sites, selling the North American operations and developing its international businesses. The Company has received immaterial net revenues from the sale of its services throughout the U.S. and internationally. Accordingly, through the date of these consolidated financial statements, the Company is considered to be in the development stage and the accompanying condensed consolidated financial statements represent those of a development stage enterprise. No assurance can be given that the Company will be able to attain profitable international operations.

3. SALE OF NORTH AMERICAN OPERATIONS

    On December 8, 2000, the Company completed an Asset Purchase Agreement ("The Sale") to sell substantially all of its assets relating to its North American operations to Apex Site Management, Inc., a wholly owned indirect subsidiary of SpectraSite Holdings, Inc. The Company has continued operating its remaining subsidiaries in Argentina and Brazil during the fiscal year 2001.

    The three months ended March 31, 2001 represent only the results from the operations in Argentina, Brazil and Corporate Head Quarters in Fort Lauderdale, and are therefore not comparable to the financial results from the Fiscal Year 2000, which included the results from the North America operations.

4. INTANGIBLE ASSETS

    In February 2001, the Company purchased 2,667 shares (approximately 20%) of the outstanding capital stock of our Argentine subsidiary from a minority shareholder for $600,000. After the transaction, the Company's ownership percentage increased to 71%. The transaction was accounted for by the purchase method of accounting and resulted in cost in excess of net assets acquired of $600,000, which is included in other assets in the condensed consolidated financial statements. The asset is being amortized over 20 years. In connection with this transaction the Company entered into a non compete agreement with the minority shareholder in the amount of $300,000 for the period of two years from the effective date of the transaction. The Company paid $600,000 in cash at closing and issued a note payable in the amount of $300,000, from which $100,000 is to be paid on August 16, 2001, $100,000 is to paid be on February 16, 2002 and $100,000 is to be paid on February 16, 2003.

5. CONVERTIBLE NOTE PAYABLE WITH RELATED PARTY

    The Company executed a $1,500,000 promissory note on September 24, 1999 ("Convertible Note") with a related party. It bore interest at a rate of 12% (7% through September 24, 2000), compounded annually. Principal and interest under the Convertible Note were due and payable on January 2, 2001. The Convertible Note was convertible into the Company's common stock or into stock of the Company's Argentinean subsidiary, owned by the Company.

    On January 2, 2001, the Convertible Note was converted into stock of the Company's Argentinean subsidiary, reducing the Company's ownership of the Argentinean subsidiary to 51% at the time of conversion. Upon the conversion of the debt, the Company recorded an increase in additional paid-in capital of approximately $1,500,000.

6. RELATED PARTY TRANSACTIONS

    Consulting fees to one of the Company's directors amounted to $19,400 during the three months ended March 31, 2000, no such amounts were paid during the three months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. SEE "STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" ABOVE, BELOW AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION ALSO SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN "ITEM 1. FINANCIAL STATEMENTS" OF THIS QUARTERLY REPORT ON FORM 10-QSB.

OVERVIEW

         We are in the development stage and, except for the net gain of approximately $15.5 million on the sale of our North American operations in December 2000, have experienced recurring losses since inception (January 15, 1997). Net income for the fiscal year ended December 31, 2000 was approximately $2.7 million compared with a net loss of approximately $5.7 million for the fiscal year ended December 31, 1999. Net loss for the fiscal quarter ended March 31, 2001 was approximately $1.3 million compared with a net loss of approximately $2.1 million for the fiscal quarter ended March 31, 2000. We have had cumulative net losses of approximately $12.9 million since inception. As of March 31, 2001, we had working capital of approximately $6.6 million.

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

         On December 8, 2000 we completed the sale of substantially all of our North American assets and operations, including our proprietary database of site information, to Apex Site Management, Inc., a subsidiary of SpectraSite Holdings, Inc. For the year ended December 31, 2000, approximately 93% of our revenues were from our North American operations. In connection with the sale, we agreed not to compete for two years with SpectraSite in the United States, Canada, Mexico and western Europe, and Apex granted us a license to use the site database for our operations. Net proceeds from the sale were approximately $15.3 million after approximately $1.0 million in related expenses. In addition, Apex assumed certain liabilities, primarily our corporate office lease. We used a portion of the sale proceeds to repay $4,355,000 of debt outstanding consisting of a $3,000,000 convertible debenture and $1,355,000 of interim bridge financing. We plan to use the remaining proceeds to develop and expand our international markets, including Argentina and Brazil.

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

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

         REVENUES. Revenues decreased to approximately $75,000 for the three months ended March 31, 2001 from approximately $224,000 for the three months ended March 31, 2000. The decrease in revenues resulted from the sale of our North American assets and operations.

         REVENUES-NET. Revenues-net (after direct costs) decreased along with the decreased revenues. The margin percentage for the three months ended March 31, 2001 of approximately 43% was higher than the approximately 22% for the three months ended March 31, 2000 because of the higher margins obtained from the operations in Latin America.

         OPERATING EXPENSES. Operating expenses decreased to approximately $1.5 million for the three months ended March 31, 2001 from approximately $1.9 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, salaries and benefits decreased to approximately $651,000 from approximately $1.0 million for the three months ended March 31, 2000, as we reduced our employee headcount as a result of the sale of our North American operations. General and administrative expenses decreased during the quarter ended March 31, 2001 to approximately $425,000 from approximately $763,000 in the three months ended March 31, 2000. Professional and investment banking fees were approximately $388,000 for the quarter ended March 31, 2001 compared to approximately $149,000 in the three months ended March 31, 2000, reflecting an increase due to the initial legal expenses related to the development stage in Latin America.

         General Administrative expenses included a loss in currency exchange adjustments of approximately $54,000 for the quarter ended March 31, 2001 due to fluctuations on the Brazilian Currency (Real). No foreign currency adjustments were included for the three months ended March 31, 2000, since the Argentinean peso is equivalent to one U.S. dollar and the Brazilian expenses were paid in U.S. dollars.

         INTEREST EXPENSE AND FINANCING COSTS. During the three months ended March 31, 2001, interest expense and financing costs increased to approximately $1.0 million from approximately $265,000 for the three months ended March 31, 2000. The increase is primarily attributable to the repayment of approximately $4.4 million of debt outstanding with a portion of the proceeds of the sale of our North American operations.

         INTEREST INCOME. Interest income increased to approximately $156,000 during the three months ended March 31, 2001 from approximately $34,000 for the three months ended March 31, 2000 as a result of the short term investment of cash surplus from the sale of our North American assets and operations.

         INCOME TAXES. No income tax benefit of our losses has been recognized because of the uncertainty in realizing the benefit of our net operating losses.

         NET LOSS. Our net loss decreased for the three months ended March 31, 2001 to approximately $1.3 million ($.20 per basic and diluted common share) from approximately $2.1 million ($.33 per basic and diluted common share) for the three months ended March 31, 2000, primarily due to the effect of the reduced operations after the sale of our North American assets and operations, as well as, for the efficiencies resulting after the implementation of new policies and procedures instituted by management.

LIQUIDITY AND CAPITAL RESOURCES

         We are in the development stage. We have a substantial ongoing investment in business development efforts and expenditures to build the appropriate infrastructure to support our future business. Consequently, we have been substantially dependent on private placements of our equity securities and debt financing to fund our cash requirements. We expect to continue to incur development costs to generate significant international revenue to achieve profitability. We intend to retain the proceeds from the sale of our North American operations to develop and expand our international operations. As of March 31, 2001, we had cash and cash equivalents of approximately $7.2 millions. We believe that our March 31, 2001 cash position is sufficient to fund our current commitments and operations for the next 12 months.

         Net cash used in our operations was approximately $1.7 million for the three months ended March 31, 2001 and approximately $1.9 million for the three months ended March 31, 2000. The decrease in net cash used for operating activities in 2001 was primarily due to lower cash requirements from the Latin America operations as compared with the North America operations.

         Cash used in investing activities was approximately $641,000 for the three months ended March 31, 2001 and approximately $67,000 for the three months ended March 31, 2000. Cash used in 2001 was primarily for the purchase of a 20% interest in our Argentinean subsidiary from a minority shareholder. We paid $600,000 in cash and issued a note payable for $300,000 upon the execution of the agreement. As a result of the transaction, our ownership percentage increased to approximately 71%. We have no other significant capital expenditure commitments.

         Our primary sources of liquidity have been through the issuance of common stock and borrowings through convertible debentures, as well as proceeds from the sale of our North American operations in December 2000. No financing activities took place during the three months ended March 31, 2001. Cash used in financing activities for the three months ended March 31, 2000 was approximately $99,000. During 2000, we used proceeds of $2,855,000 from the issuance of convertible debentures and from interim bridge financing to fund our operating losses and used $4,355,000 of the proceeds of the sale of our North American operations to repay those obligations in December 2000. Proceeds received from financing activities in 1999 were primarily used to fund our losses. Net cash provided from financing activities was approximately $8,791,000, for the year ended December 31, 1999, primarily from the proceeds from the issuance of common stock and convertible debentures.

         In January 2001, a convertible note that we had issued to related parties in the aggregate principal amount of $1,500,000 was converted into 9% of the capital stock of our Argentine subsidiary. In February 2001, we purchased 2,667 shares (approximately 20%) of the outstanding capital stock of our Argentine subsidiary from a minority shareholder for $900,000, of which $600,000 was paid at closing, $100,000 is to be paid 180 days after closing, $100,000 is to be paid on February 16, 2002 and $100,000 is to be paid on February 16, 2003. As a result of these transactions, we increased our ownership of the subsidiary to approximately 71%. See note 4 to the Unaudited Condensed Consolidated Financial Statements included herewith.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Index to Exhibits.

Exhibit Number                               Description
--------------                               -----------

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

      3.2           Bylaws (3.2)(1)

      4.1           Form of Common Stock Certificate (4.1)(1)

      4.2           Registration Rights Agreement dated October 2, 1998 (4.3)(1)

      4.3 Amendment dated September 24, 1999 to Registration Rights Agreement dated October 2, 1998 (4.6)(1)

     10.1 Employment Agreement dated as of January 15, 1997 between the Company's predecessor and Perry H. Ruda (10.2)(1)*

     10.2 Employment Agreement dated as of January 15, 1997 between the Company's predecessor and Jordan E. Glazov (10.3)(1)*

     10.3 Amendment to the Employment Agreement dated as of April 20, 1999 between the Company and Perry H. Ruda (10.4)(1)*

     10.4 Amendment to the Employment Agreement dated as of April 20, 1999 between the Company and Jordan E. Glazov (10.5)(1)*

     10.5           1999 Employee Equity Incentive Plan (10.6)(1)*

     10.6 Exclusive Telecommunications Strategic Cooperation Agreement dated February 18, 2000 (10.7)(1)

     10.7 Asset Purchase Agreement dated as of October 18, 2000 between the Company and Apex Site Management, Inc. (2)

     10.8 Employment Agreement dated as of January 1, 2000 between the Company and Mark Grant. (3)*

     21.1           List of the Company's Subsidiaries. (3)

-------------------------------------

(1) Incorporated by reference to the exhibit shown in the parentheses as filed with the Company's Registration Statement on Form 10-SB12G (Registration No. 000-30401).
(2) Incorporated by reference to the Company's Definitive Information Statement on Schedule 14C filed November 7, 2000.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
 *   Management Compensation Plan or Arrangement.

         (b) Reports On Form 8-K.

         Two reports on Form 8-K and one amended report on Form 8-K/A were filed during the fiscal quarter ended March 31, 2001.

        Date                             Item Reported On
        ----                             ----------------

February 23, 2001   Item 2. Acquisition or Disposition of Assets. The Company
                    announced the consummation of the sale of its North American assets to Apex Site Management, Inc.

                    Item 5. Other Events. On December 21, 2000, the Company issued a press release regarding the asset sale to Apex.

March 5, 2001       Item 2. Acquisition or Disposition of Assets. The Company
                    announced its purchase of all of the shares of capital stock of Real Tel de Argentina S.A., the Company's Argentine subsidiary, owned by Gabriel Melzi.

March 9, 2001       Item 9. Regulation FD Disclosure. The Company announced its
                    Board of Directors' selection of May 25, 2001 as the date of the Company's Annual Meeting of Stockholders.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               U.S. REALTEL, INC.



                               By: /s/ Perry H. Ruda
                                   ---------------------------------------------
                                   Perry H. Ruda
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)




                               By: /s/ Edgardo Vargas
                                   ---------------------------------------------
                                   Edgardo Vargas
                                   Controller
                                   (Principal Financial and Accounting Officer)