Form 10QSB
period 2001-06-30
U S REALTEL INC
filed 2001-08-14
CIK 1056064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  JUNE 30, 2001
                                 -------------

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

Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,467,808
                                                     -----------

         Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                               U.S. REALTEL, INC.

                                      INDEX

PART I: FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS..................................................................................1

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................10


PART II: OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................15

   ITEM 5.  OTHER INFORMATION....................................................................................15

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................15

           SIGNATURES............................................................................................17


                                     PART I
                              FINANCIAL INFORMATION

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR OUR FUTURE FINANCIAL AND OPERATIONAL PERFORMANCE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING MARKETS FOR OUR SERVICES; TRENDS IN REVENUES, GROSS PROFITS AND ESTIMATED EXPENSE LEVELS; LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY; AND ANY STATEMENT THAT CONTAINS THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "INTEND," "ESTIMATE," "EXPECT," "SEEK" AND OTHER SIMILAR EXPRESSIONS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT REFLECT OUR CURRENT EXPECTATIONS AND BELIEFS, AND WE DO NOT UNDERTAKE PUBLICLY TO UPDATE OR REVISE THESE STATEMENTS, EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS EXPRESSED IN THIS REPORT, ANNUAL OR QUARTERLY REPORTS TO SHAREHOLDERS, PRESS RELEASES OR COMPANY STATEMENTS WILL NOT BE REALIZED. IN ADDITION, THE INCLUSION OF ANY STATEMENT IN THIS REPORT DOES NOT CONSTITUTE AN ADMISSION BY US THAT THE EVENTS OR CIRCUMSTANCES DESCRIBED IN SUCH STATEMENT ARE MATERIAL. FURTHERMORE, WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT MATERIALIZE AND MAY INVOLVE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL, THAT COULD CAUSE ACTUAL EVENTS OR PERFORMANCE TO DIFFER MATERIALLY FROM THOSE CONTAINED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE OUR SHORT OPERATING HISTORY, OUR UNPROVEN MODEL, OUR LIMITED OPERATIONS AND REVENUES, OUR EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN ARGENTINA AND BRAZIL, OUR LIMITED NUMBER OF CUSTOMERS AND THE UNCERTAIN DEMAND FOR OUR SERVICES. INVESTORS ARE DIRECTED TO CONSIDER THE OTHER RISK AND UNCERTAINTIES DISCUSSED IN OUR SECURITIES AND EXCHANGE COMMISSION FILLINGS, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000.

ITEM 1.  FINANCIAL STATEMENTS

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet........................................................2

Unaudited Condensed Consolidated Statements of Operations.............................................3

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit).........................4

Unaudited Condensed Consolidated Statements of Cash Flows.............................................6

Notes to Unaudited Condensed Consolidated Financial Statements........................................8


                                U.S. REALTEL, INC
                          (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED CONDENSED CONSOLIDATED
                                  BALANCE SHEET

                                                                                     JUNE 30,
                                                                                       2001
                                                                                     --------

                                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $  4,875,602
  Accounts receivable                                                                    58,128
  Prepaid expenses                                                                      107,900
                                                                                   ------------
TOTAL CURRENT ASSETS                                                                  5,041,630
                                                                                   ------------
NET PROPERTY AND EQUIPMENT                                                              180,064

OTHER ASSETS (Note 4)                                                                   853,900
                                                                                   ------------

                                                                                   $  6,075,594
                                                                                   ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                            $    803,830
  Current Portion of Notes Payable                                                      200,000
                                                                                   ------------
TOTAL CURRENT LIABILITIES                                                             1,003,830
                                                                                   ------------
DEFERRED INCOME                                                                         181,040
                                                                                   ------------
LONG-TERM PORTION OF NOTE PAYABLE                                                       100,000
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 5,000,000 shares authorized - none
    issued                                                                                   --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    6,467,808 issued and outstanding shares                                               6,468
  Additional paid-in capital                                                         19,598,760
  Accumulated deficit during the development stage                                  (14,876,732)
  Accumulated other comprehensive income                                                 62,228
                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                                            4,790,724
                                                                                   ------------
                                                                                   $  6,075,594
                                                                                   ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                U.S. REALTEL, INC
                          (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS






                                                  CUMULATIVE
                                                   AMOUNTS
                                                    FROM
                                                   DATE OF
                                                 INCEPTION
                                                (JANUARY 15,
                                                   1997)              SIX MONTHS ENDED               THREE MONTHS ENDED
                                                   THROUGH        --------------------------     ----------------------------
                                                  JUNE 30,          JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                                    2001             2001            2000            2001            2000
                                                 ------------     -----------     -----------     -----------     -----------
Revenues                                         $  2,310,336     $   136,408     $   509,431     $    61,250     $   285,340

Direct Costs                                        1,914,026         110,676         397,768          67,596         223,619
                                                 ------------     -----------     -----------     -----------     -----------
Gross Profit                                          396,310          25,732         111,663          (6,346)         61,721
                                                 ------------     -----------     -----------     -----------     -----------

Operating Expenses
   Salaries and benefits                           11,619,652       1,347,339       2,174,768         695,848       1,144,453
   General and administrative                       8,012,357         968,015       1,832,713         534,597       1,069,728
   Professional and consulting fees                 5,310,495       1,756,842         418,763       1,368,821         269,674
                                                 ------------     -----------     -----------     -----------     -----------
Total operating expenses                           24,942,504       4,072,196       4,426,244       2,599,266       2,483,855
                                                 ------------     -----------     -----------     -----------     -----------
Operating loss                                    (24,546,194)     (4,046,464)     (4,314,581)     (2,605,612)     (2,422,134)
                                                 ------------     -----------     -----------     -----------     -----------

Other Income (Expense)
  Interest income                                     387,074         217,278          60,669          61,363          27,052
  Other income                                         82,305           8,085              --              --              --
  Interest expense and financing costs             (4,730,872)         (1,146)       (541,564)           (118)       (275,457)
  Net gain (loss) on disposal of assets              (103,321)          3,454              --           3,454              --
  Net gain on sale of North American
    operations (Note 3)                            15,532,620              --              --              --              --
                                                 ------------     -----------     -----------     -----------     -----------
Total other income (expense) - net                 11,167,806         227,671        (480,895)         64,699        (248,405)
                                                 ------------     -----------     -----------     -----------     -----------
Loss before income taxes, extraordinary
  item and cumulative effect of changes
  in accounting principles                        (13,378,388)     (3,818,793)     (4,795,476)     (2,540,913)     (2,670,539)

Income Taxes                                         (200,000)             --              --              --              --
                                                 ------------     -----------     -----------     -----------     -----------
Loss before extraordinary item and cumulative
  effect of changes in accounting principles      (13,578,388)     (3,818,793)     (4,795,476)     (2,540,913)     (2,670,539)

Extraordinary Item - loss on extinguishment          (455,000)             --              --              --              --
of debt

Cumulative Effect of Changes in Accounting
Principles                                         (1,396,000)    $        --     $        --     $        --     $        --
                                                 ------------     -----------     -----------     -----------     -----------

Net Loss                                         $(15,429,388)    $(3,818,793)    $(4,795,476)    $(2,540,913)    $(2,670,539)
                                                 ============     ===========     ===========     ===========     ===========

Net Loss Per Common Share - Basic
  and Diluted                                                     $     (0.59)    $     (0.74)    $     (0.39)    $     (0.41)
                                                                  ===========     ===========     ===========     ===========

Weighted Average Common Shares Outstanding -
Basic and diluted                                                   6,467,808       6,455,000       6,467,808       6,464,000
                                                                  ===========     ===========     ===========     ===========




SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               U.S. REALTEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                  OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            ACCUMU-        ACCUMU-
                                                                        LATED DEFICIT    LATED OTHER
                                        COMMON STOCK       ADDITIONAL     DURING THE        COMPRE-       COMPRE-
                                     ------------------     PAID-IN         DEVELOP-        HENSIVE       HENSIVE
                                       SHARES    AMOUNT      CAPITAL       MENT STAGE       INCOME         INCOME        TOTAL
                                     ---------   ------   ------------    ------------    -----------    ----------   -----------

Balance, at January 15,
    1997                                    --   $   --   $         --    $         --    $        --    $       --   $        --
                                     ---------   ------   ------------    ------------    -----------    ----------   -----------
Issuance of Shares of
    Common Stock                     4,204,000    4,204        722,408              --             --            --       726,612

Conversion of Debt into
     Common Stock                        5,000        5         24,995              --             --            --        25,000

Warrants Exercised for Cash             43,750       44        174,956              --             --            --       175,000

Warrants Issued to
    Placement Agent for Bridge
    Financing                               --       --         10,000              --             --            --        10,000

Warrants Issued to Holder
    of Bridge Financing                     --       --         10,000              --             --            --        10,000

Net Loss                                    --       --             --      (1,134,708)            --            --    (1,134,708)

Net Loss of LLC and "S"
    Corporation Prior to
    Becoming a "C"
    Corporation                             --       --       (552,656)        552,656             --            --            --
                                     ---------   ------   ------------    ------------    -----------    ----------   -----------

Balance, at December 31,
    1997                             4,252,750    4,253        389,703        (582,052)            --            --      (188,096)

Interest Expense Related to
    Conversion Rate of
    Convertible Debentures                  --       --        627,000              --             --            --       627,000

Issuance of Shares of
    Common Stock for Cash              575,000      575      2,117,425              --             --            --     2,118,000

Conversion of Debentures
into Common Stock                      518,750      519      3,418,266              --             --            --     3,418,785

Stock Options Exercised
    for Cash                             4,000        4         19,106              --             --            --        19,110

Stock Option Compensation                   --       --         69,000              --             --            --        69,000

Noncash Issuance of
    Common Stock for:
    Investment Banking
        Services                        13,750       13            (13)             --             --            --            --
    Cancellation of
        Investment Banking
        Agreement                       83,395       83        833,917              --             --            --       834,000
    Services Rendered for
        Issuance of
        Debentures                       7,500        8         54,992              --             --            --        55,000
    Noncash Issuance of
        Options and
        Warrants for
        Cancellation of
        Investment Banking
        Agreement                           --       --         65,000              --             --            --        65,000
    Bridge Financing                        --       --         26,000              --             --            --        26,000
    Directors Fees                          --       --         74,000              --             --            --        74,000
    Issuance and
    Conversion of
    Debentures into
    Common Stock                            --       --        241,000              --             --            --       241,000


                                                                            ACCUMU-        ACCUMU-
                                                                        LATED DEFICIT    LATED OTHER
                                        COMMON STOCK       ADDITIONAL     DURING THE        COMPRE-       COMPRE-
                                     ------------------     PAID-IN         DEVELOP-        HENSIVE       HENSIVE
                                       SHARES    AMOUNT      CAPITAL       MENT STAGE       INCOME         INCOME        TOTAL
                                     ---------   ------   ------------    ------------    -----------    ----------   -----------





Net Loss                                    --       --             --      (7,401,299)            --            --    (7,401,299)
                                     ---------   ------   ------------    ------------    -----------    ----------   -----------
Balance, at December 31,
    1998                             5,455,145    5,455      7,935,396      (7,983,351)            --            --       (42,500)

Issuance of Shares of
    Common Stock for Cash              963,115      963      5,782,638              --             --            --     5,783,601

Stock Options Exercised
    for Cash                            24,548       25        117,253              --             --            --       117,278

Non cash Issuance of Warrants for:
    Investment Banking
        Services                            --       --        170,500              --             --            --       170,500
    Issuance of
        Convertible Debenture               --       --      1,170,000              --             --            --     1,170,000

Interest Expense Related
    to Conversion Rate of
    Convertible Debenture                   --       --        225,000              --             --            --       225,000

Stock Option Compensation                   --       --         38,888              --             --            --        38,888

Net Loss                                    --       --             --      (5,743,673)            --            --    (5,743,673)
                                     ---------   ------   ------------    ------------    -----------    ----------   -----------

Balance, at December 31,
    1999                             6,442,808    6,443     15,439,675     (13,727,024)            --            --     1,719,094

Noncash Issuance of
Warrants for:
    Directors Fees                          --       --        376,000              --             --            --       376,000
    Interim Bridge                          --       --        574,000              --             --            --       574,000
Financing Warrant
    Offering Program                        --       --         50,000              --             --            --        50,000
Interest Expense Related
    to Conversion Rate of
    Convertible Debentures                  --       --      1,170,000              --             --            --     1,170,000

Warrants Exercised for Cash             25,000       25            225              --             --            --           250

Stock Option Compensation                   --       --        538,860              --             --            --       538,860

Net Income                                  --       --             --       2,669,085             --            --     2,669,085
                                     ---------   ------   ------------    ------------    -----------    ----------   -----------

Balance, at December 31,
    2000                             6,467,808   $6,468   $ 18,148,760    $(11,057,939) $          --    $       --   $ 7,097,289

Conversion of Debt into
    Common Stock of a
    Subsidiary (unaudited)                  --       --      1,500,000              --             --            --     1,500,000

Warrants repurchased (unaudited)            --       --        (50,000)             --             --            --       (50,000)

Net Income (unaudited)                      --       --             --      (3,818,793)    (3,818,793)           --    (3,818,793)
Foreign Currency Translation
    Adjustment (unaudited)                  --       --             --              --         62,228        62,228        62,228
                                                                                          -----------
Comprehensive Income
(unaudited)                                                                               $(3,756.565)
                                     ---------   ------   ------------    ------------    ===========    ----------   -----------
Balance, at June 30, 2001
(unaudited)                          6,467,808   $6,468   $ 19,598,760    $(14,876,732)                  $   62,228    $4,790,724
                                     =========   ======   ============    ============                   ==========   ===========



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               U.S. REALTEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS


                                                          CUMULATIVE
                                                        AMOUNTS FROM
                                                          DATE OF
                                                         INCEPTION
                                                        (JANUARY 15,
                                                            1997)             SIX MONTHS ENDED
                                                           THROUGH      -------------------------
                                                           MARCH 31,     JUNE 30,       JUNE 30,
                                                             2001          2001           2000
                                                        ------------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(15,429,388)   $(3,818,793)   $(4,795,476)
  Adjustments to reconcile net loss to net cash used
    in operating activities
    Depreciation and amortization                            320,551         86,397         33,000
    Gain on sale of North American operations            (15,532,620)            --             --
    Loss on disposal of assets                               127,800         21,025             --
    Amortization of deferred financing costs                  72,500             --             --
    Amortization of debt discount and extraordinary
        item                                               1,744,000             --        390,000
    Noncash equity transactions charged to operations      5,960,248             --        172,026
    Changes in assets and liabilities, net of
      dispositions
      (Increase) / decrease in accounts receivable           (41,431)       218,457        (45,509)
      Increase in prepaid expenses and other                (120,090)        12,106       (219,664)
      Decrease in accounts payable and
        accrued expenses                                     790,037        (72,085)       300,377
      Decrease in income tax payable                              --       (200,000)            --
      Increase / (decrease) in deferred income               443,226       (133,034)       151,791
                                                        ------------    -----------    -----------
Net cash used in operating activities                    (21,665,167)    (3,885,927)    (4,013,455)
                                                        ------------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sale of North American operations     15,270,434             --             --
  Additional investment made in subsidiary                  (600,000)      (600,000)            --
  Capital expenditures                                      (573,934)       (53,863)      (143,933)
  (Increase) / decrease in other assets                      (64,688)            --            304
                                                        ------------    -----------    -----------
Net cash provided by (used in) investing activities       14,031,812       (653,863)      (143,629)
                                                        ------------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, stock
    options and warrants exercised, net of related
    costs                                               $  8,883,636    $        --    $       250
  Proceeds from issuance of notes
    payable/debentures                                     6,753,000             --        750,000
  Proceeds from issuance of interim bridge financing       1,355,000             --             --
  Repayment of interim bridge financing                   (1,355,000)            --             --
  Repayment of notes payable                              (3,153,000)            --             --
  Financing costs included in other assets                        --             --       (123,681)
  Advances from stockholder                                  145,000             --         35,000
  Repayment of advances from stockholder                    (145,000)       (35,000)            --
  Payment for release of warrants issued under an
     offering program                                        (50,000)       (50,000)            --
                                                        ------------    -----------    -----------
Net cash provided by (used in) financing activities       12,433,636        (85,000)       661,569
                                                        ------------    -----------    -----------
EFFECT OF EXCHANGE RATES CHANGES IN CASH                      75,321         75,321             --
                                                        ------------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  4,875,602     (4,549,469)    (3,495,515)

CASH AND CASH EQUIVALENTS, at beginning of period                 --      9,425,071      4,133,468
                                                        ------------    -----------    -----------
CASH AND CASH EQUIVALENTS, at end of period             $  4,875,602    $ 4,875,602    $   637,953
                                                        ============    ===========    ===========



                                                          CUMULATIVE
                                                        AMOUNTS FROM
                                                          DATE OF
                                                         INCEPTION
                                                        (JANUARY 15,
                                                            1997)             SIC MONTHS ENDED
                                                           THROUGH      -------------------------
                                                           MARCH 31,     JUNE 30,       JUNE 30,
                                                             2001          2001           2000
                                                        ------------    -----------    -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Interest paid                                         $    581,357    $     1,146    $        --
  Taxes paid                                                 241,520        241,520             --

Supplemental Disclosures of Noncash Investing
  and Financing Activities
  Notes payable/debentures converted into
    common stock of a subsidiary                        $  1,500,000    $ 1,500,000    $        --
  Note issued in connection to a non compete
    agreement                                                300,000        300,000             --

  Notes payable/debentures converted into
    common stock                                           2,100,000             --             --
  Noncash equity transactions charged to operations        7,704,248             --        172,026
  Warrants issued for financing costs                         20,000             --             --
  Warrants related to Convertible Debenture and
    interim bridge financing                               1,744,000             --             --




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

    The Company's primary business is to lease telecommunication rights from owners of real property for sublease to telecommunications providers needing access to real estate for their services to reach building occupants and/or for placement of antenna networks internationally, excluding North America, Mexico and certain parts of Europe. In December 2000, the Company sold ("Sale") its North American operations (Note 3) and has a two-year noncompete agreement with respect to future business in North America, Mexico and certain parts of Europe. During 1998, the Company established a separate wholly owned finance subsidiary (inactive) and a 71%-owned Argentinean subsidiary (Note 4 and 5). In February 2000, the Company established an 89%-owned Brazilian subsidiary. The minority interests of both international subsidiaries are substantially owned by related parties. For purposes of the accompanying consolidated financial statements, the Company has expensed all amounts advanced to the Argentinean and Brazilian subsidiaries until they become operational and such advances are considered recoverable. Accordingly, no minority interest is recognized in the consolidated financial statements. The net losses of the Argentinean and Brazilian subsidiaries included in the unaudited condensed consolidated financial statements were $1,947,000 and $1,213,000 for the six months ended June 30, 2001 and June 30, 2000, respectively, and $1,136,000 and $667,000 for the three months ended June 30, 2001 and June 30, 2000, respectively, and $5,839,000 since inception.

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

    The three and six months ended June 30, 2001 represent only the results from the operations in Argentina, Brazil and Corporate Head Quarters in Fort Lauderdale, and are therefore not comparable to the financial results from the Fiscal Year 2000, which included the results from the North America operations.

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

6. RELATED PARTY TRANSACTIONS

    In June 2000, a $35,000 non-interest bearing short-term advance was made by a stockholder to the Company, such amount was repaid in May 2001.

    Consulting fees to one of the Company's directors amounted to $23,735 and $43,135 during the three and six months ended June 30, 2000, respectively; no such amounts were paid during the three and six months ended June 30, 2001.

7. STOCK WARRANTS AND OPTIONS

    In April 2001, the Company repurchased 5,028 warrants to purchase shares of the Company's common stock issued to a customer under a now discontinued warrant offering program for $50,000, the original value recorded for the warrants.

    In May 2001, the Company approved a total of 55,000 stock options for employees with a vesting period of three years and a strike price of $1.60 per share, the market value of the stock on the date of grant.

8. SUBSEQUENT EVENT

    In July 2001, the Company purchased for approximately $800,000 an aggregate of 533,333 shares of the Company's common stock from a former Company director and members of his family. The shares will be accounted for as treasury stock and will be shown separately as a deduction from the total common stock.

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

OVERVIEW

    We are in the development stage and, except for the net gain of approximately $15.5 million on the sale of our North American operations in December 2000, have experienced recurring losses since inception (January 15, 1997). Net income for the fiscal year ended December 31, 2000 was approximately $2.7 million compared with a net loss of approximately $5.7 million for the fiscal year ended December 31, 1999. Net loss for the six months ended June 30, 2001 was approximately $3.8 million compared with a net loss of approximately $4.8 million for the six months ended June 30, 2000. We have had cumulative net losses of approximately $15.4 million since inception. As of June 30, 2001, we had working capital of approximately $4.0 million.

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

SIX MONTHS  ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

    REVENUES. Revenues decreased to approximately $136,000 for the six months ended June 30, 2001 from approximately $509,000 for the six months ended June 30, 2000. The decrease in revenues in 2001 resulted from the sale of our North American assets and operations.

    GROSS PROFIT. Gross profit decreased along with the decreased revenues. The margin percentage for the six months ended June 30, 2001 of approximately 19% was lower than the approximately 22% for the six months ended June 30, 2000 because of a new contract with a major Telco, signed during the second quarter, which resulted in a net loss on the first properties subleased, but that the Company expects will provide a positive return on future properties.

    OPERATING EXPENSES. Operating expenses decreased to approximately $4.1 million for the six months ended June 30, 2001 from approximately $4.4 million for the six months ended June 30, 2000. During the six months ended June 30, 2001, salaries and benefits decreased to approximately $1.3 million from approximately $2.2 million for the six months ended June 30, 2000, as we reduced our employee headcount as a result of the sale of our North American operations. General and administrative expenses decreased during the six months ended June 30, 2001 to approximately $968,000 from approximately $1.8 million during the six months ended June 30, 2000, also as a result of the sale of our North American operations. Professional and investment banking fees were approximately $1.7 million for the six months ended June 30, 2001 compared to approximately $419,000 during the six months ended June 30, 2000, reflecting an increase due to the initial legal expenses related to the development stage in Latin America and additional consulting fees related to support services on two major initiatives in Argentina.

    General Administrative expenses include a loss in currency exchange adjustments of approximately $74,000 for the six months ended June 30, 2001 due to fluctuations on the Brazilian Currency (Real). No foreign currency adjustments were included for Argentina during the six months ended June 30, 2001, since the Argentinean peso is equivalent to one U.S. dollar. Foreign currency adjustments were insignificant for the six months ended June 30, 2000.

    INTEREST EXPENSE AND FINANCING COSTS. During the six months ended June 30, 2001, interest expense and financing costs decreased by approximately $540,000 from the six months ended June 30, 2000. The decrease is attributable to the repayment of $4.4 million of debt outstanding after the sale of our North American operations.

    INTEREST INCOME. Interest income increased to approximately $217,000 during the six months ended June 30, 2001 from approximately $61,000 for the six months ended June 30, 2000 as a result of the short term investment of cash surplus resulting from the sale of our North American assets and operations.

    INCOME TAXES. No income tax benefit of our losses was recognized because of the uncertainty in realizing the benefit of our net operating losses.

    NET LOSS. Our net loss for the six months ended June 30, 2001 decreased to approximately $3.8 million ($0.59 per basic and diluted common share) from approximately $4.8 million ($0.74 per basic and diluted common share) for the six months ended June 30, 2000, primarily due to the effect of the reduced operations after the sale of our North American assets and operations, as well as, increased efficiencies resulting from the implementation of new policies and procedures initiated by Management, offset by the increase in consulting fees related to the Argentinean initiatives.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

    REVENUES. Revenues decreased to approximately $61,000 for the three months ended June 30, 2001 from approximately $285,000 for the three months ended June 30, 2000. The decrease in revenues in 2001 resulted from the sale of our North American assets and operations.

    GROSS PROFIT. Gross profit decreased along with the decreased revenues. The margin percentage for the three months ended June 30, 2001 of approximately -10% was lower than the approximately 22% for the three months ended June 30, 2000 because of a new contract with a major Telco, signed during the second quarter, which resulted in a net loss on the first properties subleased, but that the Company expects will provide a positive return on future properties.

    OPERATING EXPENSES. Operating expenses increased to approximately $2.6 million for the three months ended June 30, 2001 from approximately $2.5 million for the three months ended June 30, 2000. During the three months ended June 30, 2001, salaries and benefits decreased to approximately $696,000 from approximately $1.1 million for the three months ended June 30, 2000, as we reduced our employee headcount as a result of the sale of our North American operations. General and administrative expenses decreased during the quarter ended June 30, 2001 to approximately $535,000 from approximately $1.1 million in the three months ended June 30, 2000, also as a result of the sale of our North American operations. Professional and investment banking fees were approximately $1.4 million for the quarter ended June 30, 2001 compared to approximately $270,000 in the three months ended June 30, 2000, reflecting an increase due to additional consulting fees related to support services on two major initiatives in Argentina. These fees amounted to approximately $800,000 during the quarter.

    General Administrative expenses includes a loss in currency exchange adjustments of approximately $20,000 for the three months ended June 30, 2001 due to fluctuations on the Brazilian Currency (Real). No foreign currency adjustments were included for Argentina during the three months ended June 30, 2001, since the Argentinean peso is equivalent to one U.S. dollar. Foreign currency adjustments were insignificant for the three months ended June 30, 2000.

    INTEREST EXPENSE AND FINANCING COSTS. During the three months ended June 30, 2001, interest expense and financing costs decreased by approximately $275,000 from the three months ended June 30, 2000. The decrease is attributable to the repayment of $4.4 million of debt outstanding after the sale of our North American operations.

    INTEREST INCOME. Interest income increased to approximately $61,000 during the three months ended June 30, 2001 from approximately $27,000 during the three months ended June 30, 2000 as a result of the short term investment of cash surplus resulting from the sale of our North American assets and operations.

    INCOME TAXES. No income tax benefit of our losses has been recognized because of the uncertainty in realizing the benefit of our net operating losses.

    NET LOSS. Our net loss decreased for the three months ended June 30, 2001 to approximately $2.5 million ($0.39 per basic and diluted common share) from approximately $2.7 million ($0.41 per basic and diluted common share) for the three months ended June 30, 2000, primarily due to the increase in consulting fees related to the Argentinean initiatives.

LIQUIDITY AND CAPITAL RESOURCES

         We are in the development stage. We have a substantial ongoing investment in business development efforts and expenditures to build the appropriate infrastructure to support our future business. Consequently, we have been substantially dependent on private placements of our equity securities and debt financing to fund our cash requirements. We expect to continue to incur development costs to generate significant international revenue to achieve profitability. We intend to retain the proceeds from the sale of our North American operations to develop and expand our international operations. As of June 30, 2001, we had cash and cash equivalents of approximately $4.9 million. We believe that our June 30, 2001 cash position is sufficient to fund our current commitments and operations for at least the next 8 months.

    Net cash used in our operations was approximately $3.9 million for the six months ended June 30, 2001 and approximately $4 million for the six months ended June 30, 2000. The decrease in net cash used for operating activities in 2001 was primarily due to the lower cash requirements from the general Latin America operations as compared with the North America operations net of the additional consulting fees paid for the Argentinean initiatives.

    Cash used in investing activities was approximately $654,000 for the six months ended June 30, 2001 and approximately $144,000 for the six months ended June 30, 2000. Cash used in 2001 was primarily for the purchase of a 20% minority stockholder in the Argentinean subsidiary. The Company paid $600,000 in cash and issued a note payable for $300,000 upon the execution of the agreement. In January 2001, a convertible note that we had issued to related parties in the aggregate principal amount of $1,500,000 was converted into 9% of the capital stock of our Argentine subsidiary. See notes 4 and 5 to the Unaudited Condensed Consolidated Financial Statements included herewith. As a result of these transactions, the Company's ownership percentage increased to 71%. Cash used in 2000 was primarily for capital expenditures.

    Our primary sources of liquidity have been through the issuance of common stock and borrowings through convertible debentures, as well as proceeds from the sale of our North American operations in December 2000. Cash used in financing activities was approximately $85,000 for the six months ended June 30, 2001, as compared with proceeds of approximately $662,000 for the six months ended June 30, 2000 resulting primarily from the issuance of note payable / debentures. During 2000, we used proceeds of $2,855,000 from the issuance of convertible debentures and from interim bridge financing to fund our operating losses and used $4,355,000 of the proceeds of the sale of our North American operations to repay those obligations in December 2000. Proceeds received from financing activities in 1999 were primarily used to fund our losses. Net cash provided from financing activities was approximately $8,791,000, for the year ended December 31, 1999, primarily from the proceeds from the issuance of common stock and convertible debentures.

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

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $590,000, and other intangible assets is $250,000. Amortization expense during the six-month period ended June 30, 2001 was $60,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Registrant held its Annual Meeting of Shareholders on May 25, 2001.

         (b) The following individuals were elected at the Annual Meeting to the Registrant's board of directors: Perry H. Ruda, Mark J. Grant, Jordan E. Glazov, Ross J. Mangano, Gerard H. Sweeney.

         (c) The election of directors was the only matter voted upon at the Annual Meeting. The tabulation of votes for each director nominee was as follows:


                                      VOTES FOR         VOTES WITHHELD         ABSTAINING        BROKER NON-VOTES
                                      ---------         --------------         ----------        ----------------
         Perry H. Ruda                4,768,849               --                   --                   --
         Mark J. Grant                4,768,849               --                   --                   --
         Jordan E. Glazov             4,768,849               --                   --                   --
         Ross J. Mangano              4,768,849               --                   --                   --
         Gerard H. Sweeney            4,768,849               --                   --                   --



ITEM 5.  OTHER INFORMATION.

    On July 26, 2001 the Company purchased an aggregate of 533,333 shares of U.S. RealTel common stock from Craig M. Siegler (a former officer and director of U.S. RealTel), and certain members of his family, representing approximately 8.2% of the outstanding shares of U.S. RealTel common stock, for an aggregate purchase price of $799,999.50, or $1.50 per share. In a separate transaction, Mark J. Grant, the President of U.S. RealTel, and certain directors of the Company and their affiliates also purchased an aggregate of 484,402 shares (or approximately 7.5% of the outstanding shares) from Mr. Siegler and his family at the same price per share. Following the purchase and sale, Mr. Siegler and his affiliates do not own any shares of capital stock of U.S. RealTel. Consequently, Mr. Siegler no longer has any affiliation with the Company.

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

     4.2                  Registration Rights Agreement dated October 2, 1998
                          (4.3)(1)

     4.3 Amendment dated September 24, 1999 to Registration Rights Agreement dated October 2, 1998 (4.6)(1)

     10.1 Employment Agreement dated as of January 15, 1997 between the Company's predecessor and Perry H. Ruda (10.2)(1)*

     10.2 Employment Agreement dated as of January 15, 1997 between the Company's predecessor and Jordan E. Glazov (10.3)(1)*

     10.3 Amendment to the Employment Agreement dated as of April 20, 1999 between the Company and Perry H. Ruda (10.4)(1)*

     10.4 Amendment to the Employment Agreement dated as of April 20, 1999 between the Company and Jordan E. Glazov (10.5)(1)*

EXHIBIT NUMBER            DESCRIPTION
--------------            -----------

       10.5               1999 Employee Equity Incentive Plan (10.6)(1)*

       10.6 Exclusive Telecommunications Strategic Cooperation Agreement dated February 18, 2000 (10.7)(1)

       10.7 Asset Purchase Agreement dated as of October 18, 2000 between the Company and Apex Site Management, Inc. (2)

       10.8 Employment Agreement dated as of January 1, 2000 between the Company and Mark Grant. (3)

       21.1               List of the Company's Subsidiaries. (3)

-----------------------------
(1) Incorporated by reference to the exhibit shown in the parentheses as filed with the Company's Registration Statement on Form 10-SB12G (Registration No. 000-30401).

(2) Incorporated by reference to the Company's Definitive Information Statement on Schedule 14C filed November 7, 2000.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

*    Management Compensation Plan or Arrangement.



         (B)      REPORTS ON FORM 8-K.

         One report on Form 8-K was filed during the fiscal quarter ended June 30, 2001.

DATE                      ITEM REPORTED ON
----                      ----------------

May 7, 2001                Item 9. Regulation FD Disclosure. The Company
                           filed a Letter to Shareholders and other text accompanying the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S. REALTEL, INC.



                              By: /s/ PERRY H. RUDA
                                  ----------------------------------------
                                  Perry H. Ruda
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)




                              By: /s/ EDGARDO VARGAS
                                  ----------------------------------------
                                  Edgardo Vargas
                                  Controller
                                  (Principal Financial and Accounting Officer)