Form 10QSB
period 2001-09-30
U S REALTEL INC
filed 2001-11-14
CIK 1056064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2001

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

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,934,475

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                               U.S. REALTEL, INC.

                                      INDEX


PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................15

Item 5.  Other Information....................................................................................16

Item 6.  Exhibits and Reports On Form 8-K.....................................................................16

         Signatures...........................................................................................17


                                     PART I
                              FINANCIAL INFORMATION

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR OUR FUTURE FINANCIAL AND OPERATIONAL PERFORMANCE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING MARKETS FOR OUR SERVICES; TRENDS IN REVENUES, GROSS PROFITS AND ESTIMATED EXPENSE LEVELS; LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY; AND ANY STATEMENT THAT CONTAINS THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "INTEND," "ESTIMATE," "EXPECT," "SEEK" AND OTHER SIMILAR EXPRESSIONS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT REFLECT OUR CURRENT EXPECTATIONS AND BELIEFS, AND WE DO NOT UNDERTAKE PUBLICLY TO UPDATE OR REVISE THESE STATEMENTS, EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS EXPRESSED IN THIS REPORT, ANNUAL OR QUARTERLY REPORTS TO SHAREHOLDERS, PRESS RELEASES OR COMPANY STATEMENTS WILL NOT BE REALIZED. IN ADDITION, THE INCLUSION OF ANY STATEMENT IN THIS REPORT DOES NOT CONSTITUTE AN ADMISSION BY US THAT THE EVENTS OR CIRCUMSTANCES DESCRIBED IN SUCH STATEMENT ARE MATERIAL. FURTHERMORE, WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT MATERIALIZE AND MAY INVOLVE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL, THAT COULD CAUSE ACTUAL EVENTS OR PERFORMANCE TO DIFFER MATERIALLY FROM THOSE CONTAINED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE OUR SHORT OPERATING HISTORY, OUR UNPROVEN MODEL, OUR LIMITED OPERATIONS AND REVENUES, OUR EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN ARGENTINA AND BRAZIL, OUR LIMITED NUMBER OF CUSTOMERS AND THE UNCERTAIN DEMAND FOR OUR SERVICES. INVESTORS ARE DIRECTED TO CONSIDER THE OTHER RISK AND UNCERTAINTIES DISCUSSED IN OUR SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000.

ITEM 1.  FINANCIAL STATEMENTS.

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

Unaudited Condensed Consolidated Statements of Operations.............................................3

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit).........................4

Unaudited Condensed Consolidated Statements of Cash Flows.............................................6

Notes to Unaudited Condensed Consolidated Financial Statements........................................8


                               U.S. REALTEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED CONDENSED CONSOLIDATED
                                  BALANCE SHEET


                                                                             September 30, 2001
                                                                             ------------------

                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $  2,835,990
  Accounts receivable                                                                 49,889
  Prepaid expenses                                                                   190,671
                                                                                ------------

TOTAL CURRENT ASSETS                                                               3,076,550
                                                                                ------------

NET PROPERTY AND EQUIPMENT                                                           164,881

OTHER ASSETS (Note 5)                                                                813,100
                                                                                ------------

                                                                                $  4,054,531
                                                                                ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $    725,230
  Current Portion of Notes Payable                                                   100,000
                                                                                ------------

TOTAL CURRENT LIABILITIES                                                            825,230
                                                                                ------------

DEFERRED INCOME                                                                      153,155
                                                                                ------------

LONG-TERM PORTION OF NOTE PAYABLE                                                     50,000
                                                                                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 5,000,000 shares authorized - none
    issued                                                                                --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    6,467,808 issued and outstanding shares                                            6,468
  Additional paid-in capital                                                      19,598,760
  Accumulated deficit during the development stage                               (15,903,183)
  Accumulated other comprehensive income                                             124,101
                                                                                ------------

                                                                                   3,826,146

  Less:  Treasury Stock, at cost; 533,333 shares                                    (800,000)
                                                                                -------------

TOTAL STOCKHOLDERS' EQUITY                                                         3,026,146
                                                                                ------------

                                                                                $  4,054,531
                                                                                ============



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               U.S. REALTEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                    (NOTE 4)


                                                Cumulative
                                                  Amounts
                                                   From
                                                  Date of
                                                 Inception
                                                 (January
                                                 15, 1997)             Nine Months ended            Three Months ended
                                                  Through        ---------------------------    ---------------------------
                                                 September         September     September       September       September
                                                  30, 2001         30, 2001       30, 2000       30, 2001         30, 2000
                                                ------------     -----------     -----------    -----------     -----------
Revenues                                        $  2,384,512     $   210,584     $ 1,033,821    $    74,176     $   524,390
                                                ------------     -----------     -----------    -----------     -----------

Direct Costs                                       1,921,050         117,700         815,109          7,024         417,341
                                                ------------     -----------     -----------    -----------     -----------
Gross Profit                                         463,462          92,884         218,712         67,152         107,049
                                                ------------     -----------     -----------    -----------     -----------

Operating Expenses
   Salaries and benefits                          12,096,067       1,823,754       3,269,958        476,415         993,940
   Selling, general and administrative             8,406,000       1,361,658       2,428,398        393,643         644,796
   Professional and consulting fees                5,563,595       2,009,942         895,024        253,100         427,150
                                                ------------     -----------     -----------    -----------     -----------

Total operating expenses                          26,065,662       5,195,354       6,593,380      1,123,158       2,065,886
                                                ------------     -----------     -----------    -----------     -----------

Operating loss                                   (25,602,200)     (5,102,470)     (6,374,668)    (1,056,006)     (1,958,837)
                                                ------------     -----------     -----------    -----------     -----------

Other Income (Expense)
  Interest income                                    417,789         247,993          71,398         30,715          10,729
  Other income                                        82,305           8,085              --             --              --
  Interest expense and financing costs            (4,731,206)         (1,480)     (1,047,934)          (334)       (506,370)
  Net gain (loss) on disposal of assets             (104,147)          2,628              --           (826)             --
  Net gain on sale of North American
    operations (Note 4)                           15,532,620              --              --             --              --
                                                ------------     -----------     -----------    -----------     -----------

Total other income (expense) - net                11,197,361         257,226        (976,536)        29,555        (495,641)
                                                ------------     -----------     -----------    -----------     -----------

Loss before income taxes, extraordinary item
 and cumulative effect of changes in
 accounting principles                           (14,404,839)     (4,845,244)     (7,351,204)    (1,026,451)     (2,454,478)

Income Taxes                                        (200,000)             --              --             --              --
                                                ------------     -----------     -----------    -----------     -----------

Loss before extraordinary item and cumulative
  effect of changes in accounting principles     (14,604,839)     (4,845,244)     (7,351,204)    (1,026,451)     (2,454,478)

Extraordinary Item - loss on extinguishment
 of debt                                            (455,000)             --              --             --              --

Cumulative Effect of Changes in Accounting
Principles                                        (1,396,000)             --        (226,000)            --        (226,000)
                                                ------------     -----------     -----------    -----------     -----------

Net Loss                                        $(16,455,839)    $(4,845,244)    $(7,577,204)   $(1,026,451)    $(2,680,478)
                                                ------------     -----------     -----------    -----------     -----------

Net Loss Per Common Share:
    Loss before cumulative effect of changes
     in accounting principles                                          (0.76)          (1.14)         (0.17)          (0.38)
   Cumulative Effect of Changes in Accounting
   Principles                                                             --           (0.03)            --           (0.03)
                                                                 -----------     -----------    -----------     -----------
Net Loss Per Common Share - Basic and Diluted                    $     (0.76)    $     (1.17)   $     (0.17)    $     (0.41)
                                                                 ===========     ===========    ===========     ===========

Weighted Average Common Shares Outstanding -
 Basic and diluted                                                 6,348,200       6,459,000      6,110,294       6,468,000
                                                                 ===========     ===========    ===========     ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               U.S. REALTEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                  OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                         Accumu-
                                                                Accumu-                   lated
                                                             lated Deficit                Other
                                Common Stock     Additional   During the     Compre-     Compre-     Treasury Stock
                             -----------------    Paid-in      Develop-      hensive     hensive   ------------------
                              Shares    Amount    Capital     ment Stage      Income      Income   Shares    Amount       Total
                             ---------  ------   ----------  ------------   -----------  --------  -------  ---------   ----------
Balance, at
 January 15, 1997                   --  $   --  $        --  $         --   $        --   $     --  $    --  $      --   $       --

Issuance of Shares of
 Common Stock                4,204,000   4,204      722,408            --            --         --       --         --      726,612

Conversion of Debt into
 Common Stock                    5,000       5       24,995            --            --         --       --         --       25,000

Warrants Exercised for
 Cash                           43,750      44      174,956            --            --         --       --         --      175,000

Warrants Issued to
 Placement Agent
 for Bridge
 Financing                          --      --       10,000            --            --         --       --         --       10,000

Warrants Issued to Holder
 of Bridge Financing                --      --       10,000            --            --         --       --         --       10,000

Net Loss                            --      --           --    (1,134,708)           --         --       --         --   (1,134,708)

Net Loss of LLC and "S"
 Corporation Prior to
 Becoming a "C"
 Corporation                        --      --     (552,656)      552,656            --         --       --         --           --
                             ---------  ------  -----------  ------------   -----------   --------  -------  ---------   ----------

Balance, at
 December 31, 1997           4,252,750   4,253      389,703      (582,052)           --         --       --         --     (188,096)

Interest Expense Related
 to Conversion Rate of
 Convertible Debentures             --      --      627,000            --            --         --       --         --      627,000

Issuance of Shares of
 Common Stock for Cash         575,000     575    2,117,425           --            --         --       --         --    2,118,000

Conversion of Debentures
 into Common Stock             518,750     519    3,418,266            --            --         --       --         --    3,418,785

Stock Options Exercised for
 Cash                            4,000       4       19,106            --            --         --       --         --       19,110

Stock Option Compensation           --      --       69,000            --            --         --       --         --       69,000

Noncash Issuance of
 Common Stock for:
  Investment Banking
    Services                    13,750      13          (13)           --            --         --       --         --           --

  Cancellation of
   Investment Banking
   Agreement                    83,395      83      833,917            --            --         --       --         --      834,000
  Services Rendered for
   Issuance of Debentures        7,500       8       54,992            --            --         --       --         --       55,000

  Noncash Issuance
   of Options and
   Warrants for
   Cancellation of
   Investment Banking
   Agreement                        --      --       65,000            --            --         --       --         --       65,000
  Bridge Financing                  --      --       26,000            --            --         --       --         --       26,000
   Directors Fees                   --      --       74,000            --            --         --       --         --       74,000
  Issuance and
   Conversion
   of Debentures into
   Common Stock                     --      --      241,000            --            --         --       --         --      241,000



                                                                                         Accumu-
                                                                Accumu-                   lated
                                                             lated Deficit                Other
                                Common Stock     Additional   During the     Compre-      Compre-    Treasury Stock
                             -----------------    Paid-in      Develop-      hensive      hensive   ------------------
                              Shares    Amount    Capital     ment Stage      Income      Income    Shares    Amount       Total
                             ---------  ------   ----------  ------------   -----------   --------  -------  ---------   ----------
Net Loss                           --       --           --    (7,401,299)           --         --       --         --   (7,401,299)
                             ---------  ------  -----------  ------------   -----------   --------  -------  ---------   ----------
Balance, at
 December 31,1998            5,455,145   5,455    7,935,396    (7,983,351)           --         --       --         --     (42,500)

Issuance of Shares of
 Common Stock for Cash         963,115     963    5,782,638            --            --         --       --         --    5,783,601

Stock Options Exercised
 for Cash                       24,548      25      117,253            --            --         --       --         --      117,278

Non cash Issuance of
 Warrants for:
  Investment Banking
   Services                         --      --      170,500            --            --         --       --         --      170,500
  Issuance of
   Convertible Debenture            --      --    1,170,000            --            --         --       --         --    1,170,000

Interest Expense Related
 to Conversion Rate of
 Convertible Debenture              --      --      225,000            --            --         --       --         --      225,000
Stock Option Compensation           --      --       38,888            --            --         --       --         --       38,888

Net Loss                            --      --           --    (5,743,673)           --         --       --         --   (5,743,673)
                             ---------  ------  -----------  ------------   -----------   --------  -------  ---------   ----------

Balance, at
 December 31,1999            6,442,808   6,443   15,439,675   (13,727,024)          --          --       --         --    1,719,094

Noncash Issuance of
  Options & Warrants
  for:
    Directors Fees                  --      --      376,000            --            --         --       --         --      376,000
    Interim Bridge Financing        --      --      574,000            --            --         --       --         --      574,000

    Warrant Offering Program        --      --       50,000            --            --         --       --         --       50,000

Interest Expense Related
 to Conversion Rate of
 Convertible Debentures             --      --    1,170,000            --            --         --       --         --    1,170,000

Warrants Exercised for Cash     25,000      25          225            --            --         --       --         --          250

Stock Option Compensation           --      --      538,860            --            --         --       --         --      538,860

Net Income                          --      --           --     2,669,085            --         --       --         --    2,669,085
                             ---------  ------  -----------  ------------   -----------   --------  -------  ---------   ----------
Balance, at
 December 31,2000            6,467,808   6,468   18,148,760   (11,057,939)           --         --       --         --    7,097,289

Conversion of Debt into
 Common Stock of a
 Subsidiary (unaudited)             --      --    1,500,000            --            --         --       --         --    1,500,000

Warrants repurchased
(unaudited)                         --      --      (50,000)           --            --         --       --         --      (50,000)

Acquired 533,333 shares
 of treasury stock
 (unaudited)                        --      --           --            --            --         --  533,333   (800,000)    (800,000)

Net Income (unaudited)              --      --           --    (4,845,244)   (4,845,244)        --       --         --   (4,845,244)

Cumulative Effect on
 Exchange Rates (unaudited)         --      --           --            --       124,101    124,101       --         --      124,101
                                                                            -----------
Comprehensive Income
 (unaudited)                                                                $(4,721,143)
                             ---------  ------  -----------  ------------   ===========   --------  -------  ---------   ----------
Balance, at September 30,
 2001 (unaudited)            6,467,808  $6,468  $19,598,760  $(15,903,183)                $124,101  533,333  $(800,000)  $3,026,146
                             =========  ======  ===========  ============                 ========  =======  =========   ==========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               U.S. REALTEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS



                                                             Cumulative
                                                               Amounts
                                                                from
                                                               Date of
                                                              Inception
                                                              (January
                                                              15, 1997)                  Nine Months Ended
                                                               Through            ----------------------------------
                                                              September            September            September
                                                               30, 2001             30, 2001             30, 2000
                                                             ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(16,455,839)        $ (4,845,244)        $ (7,577,204)
  Adjustments to reconcile net loss to net cash used
   in operating activities
    Depreciation and amortization                                 377,634              143,480               60,262
    Gain on sale of North American operations                 (15,532,620)                  --                   --
    Loss on disposal of assets                                    128,767               21,992                   --
    Amortization of deferred financing costs                       72,500                   --                   --
    Amortization of debt discount and extraordinary
     item                                                       1,744,000                   --              765,000

    Noncash equity transactions charged to operations           5,960,248                   --              547,730
    Changes in assets and liabilities, net of
     dispositions (Increase) / decrease in accounts
     receivable                                                   (33,564)             226,324             (156,905)
    Increase in prepaid expenses and other                       (207,839)             (75,643)            (223,057)
    Decrease in accounts payable and
     accrued expenses                                             715,188             (146,934)             290,162
    Decrease in income tax payable                                     --             (200,000)                  --
    Increase/(decrease) in deferred income                        415,341             (160,919)             160,901
                                                             ------------         ------------         ------------
Net cash used in operating activities                         (22,816,184)          (5,036,944)          (6,133,111)
                                                             ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sale of North American operations          15,270,434                   --                   --
  Additional investment made in subsidiary                       (600,000)            (600,000)                  --
  Capital expenditures                                           (578,299)             (58,228)            (173,489)
  (Increase)/decrease in other assets                             (64,688)                  --              (22,508)
                                                             ------------         ------------         ------------

Net cash provided by (used in) investing activities            14,027,447             (658,228)            (195,997)
                                                             ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, stock
    options and warrants exercised, net of related
    costs                                                    $  8,883,636         $         --         $        250

  Proceeds from issuance of notes
    payable/debentures                                          6,753,000                   --            1,500,000
  Proceeds from issuance of interim bridge financing            1,355,000                   --            1,152,500
  Repayment of interim bridge financing                        (1,355,000)                  --                   --
  Repayment of notes payable                                   (3,303,000)            (150,000)                  --
  Advances from stockholder                                       145,000                   --               35,000
  Repayment of advances from stockholder                         (145,000)             (35,000)                  --
  Payment for release of warrants issued under an
     offering program                                             (50,000)             (50,000)                  --
  Payment for acquisition of treasury stock                      (800,000)            (800,000)                  --
                                                             ------------         ------------         ------------
Net cash provided by (used in) financing activities            11,483,636           (1,035,000)           2,687,750
                                                             ------------         ------------         ------------
EFFECT OF EXCHANGE RATES CHANGES IN CASH                          141,091              141,091                   --
                                                             ------------         ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       2,835,990           (6,589,081)          (3,641,358)

CASH AND CASH EQUIVALENTS, at beginning of period                      --            9,425,071            4,133,468
                                                             ------------         ------------         ------------
CASH AND CASH EQUIVALENTS, at end of period                  $  2,835,990         $  2,835,990         $    492,110
                                                             ============         ============         ============



                                                             Cumulative
                                                               Amounts
                                                                from
                                                               Date of
                                                              Inception
                                                              (January
                                                              15, 1997)                  Nine Months Ended
                                                               Through            ----------------------------------
                                                              September            September            September
                                                               30, 2001             30, 2001             30, 2000
                                                             ------------         ------------         ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Interest paid                                              $    581,475         $      1,146         $         --
  Taxes paid                                                      241,520              241,520                   --

Supplemental Disclosures of Noncash Investing
  and Financing Activities
  Notes payable/debentures converted into
    common stock of a subsidiary                             $  1,500,000         $  1,500,000         $         --
  Note issued in connection to a noncompete
    agreement                                                     300,000              300,000                   --
  Notes payable/debentures converted into
    common stock                                                2,100,000                   --                   --
  Noncash equity transactions charged to operations             7,704,248                   --              274,454
  Warrants issued for financing costs                              20,000                   --                   --
  Warrants related to Convertible Debenture and
   interim bridge financing                                     1,744,000                   --                   --



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               U.S. REALTEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include U.S. RealTel, Inc. ("U.S. RealTel" or the "Company"), its inactive finance subsidiary, its 71%-owned Argentinean development stage subsidiary, its 89%-owned Brazilian development stage subsidiary and its wholly owned consulting subsidiary (which was incorporated in October 1999 and has limited activities). All intercompany accounts and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements included herein are unaudited and include all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 annual consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

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

         The Company's primary business is to lease telecommunication rights from owners of real property for sublease to telecommunications providers needing access to real estate for their services to reach building occupants and/or for placement of antenna networks internationally, excluding North America, Mexico and certain parts of Europe. In December 2000, the Company sold ("Sale") its North American operations (Note 4) and has a two-year noncompete agreement with respect to future business in North America, Mexico and certain parts of Europe. During 1998, the Company established a separate wholly owned finance subsidiary (inactive) and a 71%-owned Argentinean subsidiary. In February 2000, the Company established an 89%-owned Brazilian subsidiary. The minority interests of both international subsidiaries are substantially owned by related parties. For purposes of the accompanying consolidated financial statements, the Company has expensed all amounts advanced to the Argentinean and Brazilian subsidiaries until they become operational and such advances are considered recoverable.

Accordingly, no minority interest receivable is recognized in the consolidated financial statements. The net losses of the Argentinean and Brazilian subsidiaries included in the unaudited condensed consolidated financial statements were $3,078,000 and $1,851,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively, and $1,131,000 and $638,000 for the three months ended September 30, 2001 and September 30, 2000, respectively, and $6,975,000 since inception.

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

3. LIQUIDITY

         As reflected in the accompanying unaudited consolidated financial statements, the Company has incurred losses since inception and has negative cash flows from operations. Ongoing operating costs associated with our efforts to develop our current markets in Argentina and Brazil, our corporate burn rate, which includes existing commitments entered into prior to the sale of the North American assets, coupled with a declining economy in our principal market, Argentina, has negatively affected our cash position. These factors may continue to impact the Company's cash position and may cause a shortfall in the Company's cash position in the second quarter 2002. As of September 30, 2001, the Company had cash and cash equivalents of approximately $2.8 million.

         Management has initiated certain actions intended to improve liquidity and operating results. Such actions include, among other things, (i) adjusting staffing levels in all subsidiaries, (ii) implementing cost control procedures by centralizing disbursement approval at corporate level, (iii) reducing operating budgets by focusing on specific initiatives which can result in an immediate impact on the Company's revenues, and (iv) implementing steps to reduce pricing in an attempt to increase sales volume within our core business. Given the Company's current and expected operating results, it is likely that the Company's cash position will continue to diminish. The Company is pursuing various sources of debt and/or equity financing. The Company, however, can give no assurance as to the attainment of additional revenues, outside funding and the effectiveness of the overall reduction in the Company's burn rate. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

4. SALE OF NORTH AMERICAN OPERATIONS

         On December 8, 2000, the Company completed an Asset Purchase Agreement ("The Sale") to sell substantially all of its assets relating to its North American operations to Apex Site Management, Inc., a wholly owned indirect subsidiary of SpectraSite Holdings, Inc. The Company has continued operating its remaining subsidiaries in Argentina and Brazil during the fiscal year 2001.

         The three and nine months ended September 30, 2001 represent only the results from the operations in Argentina, Brazil and Corporate Head Quarters in Fort Lauderdale, and are therefore not comparable to the financial results from the Fiscal Year 2000, which included the results from the North America operations.

5. INTANGIBLE ASSETS

         In February 2001, the Company purchased 2,667 shares (approximately 20%) of the outstanding capital stock of its Argentine subsidiary from a minority shareholder for $600,000. After the transaction, the Company's ownership percentage increased to 71%. The transaction was accounted for by the purchase method of accounting and resulted in cost in excess of net assets acquired of $600,000, which is included in other assets in the condensed consolidated financial statements. The asset is being amortized over 20 years. In connection with this transaction the Company entered into a non compete agreement with the minority shareholder in the amount of $300,000 for the period of two years from the effective date of the transaction the noncompete agreement will be amortize over the two year period. The Company paid
$600,000 in cash at closing and
issued a note payable in the amount of $300,000, from which $100,000 was to be paid on August 16, 2001, $100,000 was to be paid on February 16, 2002 and $100,000 was to be paid on February 16, 2003. In August 2001, the former minority shareholder agreed to sign an agreement releasing the Company from any future liability between the parties. In return, the Company agreed to change the payment terms for the $300,000 note payable to $150,000 to be paid at the execution date of the contract, $100,000 to be paid on February 16, 2002 and $50,000 to be paid on February 16, 2003.

6. CONVERTIBLE NOTE PAYABLE WITH RELATED PARTY

         The Company executed a $1,500,000 promissory note on September 24, 1999 ("Convertible Note") with a related party, which bore interest at a rate of 12% (7% through September 24, 2000), compounded annually. Principal and interest under the Convertible Note were due and payable on January 2, 2001. The Convertible Note was convertible into the Company's common stock or into stock of the Company's Argentinean subsidiary, owned by the Company.

         On January 2, 2001, the Convertible Note was converted into stock of the Company's Argentinean subsidiary, reducing the Company's ownership of the Argentinean subsidiary to 51% at the time of conversion. Upon the conversion of the debt, the Company recorded an increase in additional paid-in capital of approximately $1,500,000.

7. TREASURY STOCK

         In July 2001, the Company purchased for approximately $800,000 an aggregate of 533,333 shares of the Company's common stock from a former Company director and members of his family. The shares were accounted for as treasury stock and are shown separately as a deduction from the total common stock.

8. RELATED PARTY TRANSACTIONS

         In September 2000, a $35,000 non-interest bearing short-term advance was made by a stockholder to the Company, such amount was repaid in May 2001.

         Consulting fees to one of the Company's directors amounted to $23,750 and $66,885 during the three and nine months ended September 30, 2000, respectively; no such amounts were paid during the three and nine months ended September 30, 2001.

9. STOCK WARRANTS AND OPTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" ON THE DECEMBER 31, 2000 ANNUAL REPORT ON FORM 10-KSB AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION ALSO SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN "ITEM 1. FINANCIAL STATEMENTS" OF THIS QUARTERLY REPORT ON FORM 10-QSB.

OVERVIEW

         We are in the development stage and, except for the net gain of approximately $15.5 million on the sale of our North American operations in December 2000, have experienced recurring losses since inception (January 15, 1997). Net income for the fiscal year ended December 31, 2000 was approximately $2.7 million compared with a net loss of approximately $5.7 million for the fiscal year ended December 31, 1999. Net loss for the nine months ended September 30, 2001 was approximately $4.8 million compared with a net loss of approximately $7.6 million for the nine months ended September 30, 2000. We have had cumulative net losses of approximately $16.5 million since inception. As of September 30, 2001, we had working capital of approximately $2.2 million.

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

         On December 8, 2000 we completed the sale of substantially all of our North American assets and operations, including our proprietary database of site information, to Apex Site Management, Inc., a subsidiary of SpectraSite Holdings, Inc. For the year ended December 31, 2000, approximately 93% of our revenues were from our North American operations. In connection with the sale, we agreed not to compete for two years with SpectraSite in the United States, Canada, Mexico and Western Europe, and Apex granted us a license to use the site database for our operations. Net proceeds from the sale were approximately $15.3 million after approximately $1.0 million in related expenses. In addition, Apex assumed certain liabilities, primarily our corporate office lease. We used a portion of the sale proceeds to repay $4.4 million of debt outstanding consisting of a $3.0 million convertible debenture and $1.4 million of interim bridge financing. We plan to use the remaining proceeds to develop and expand our international markets, including Argentina and Brazil.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

         REVENUES. Revenues decreased to approximately $211,000 for the nine months ended September 30, 2001 from approximately $1,034,000 for the nine months ended September 30, 2000. The decrease in revenues resulted from the sale of our North American assets and operations.

         GROSS PROFIT. Gross profit decreased in dollars along with the decreased revenues. The margin percentage for the nine months ended September 30, 2001 of approximately 44% was higher than the approximately 21% for the nine months ended September 30, 2000 because of the higher margins obtained from the operations in Latin America.

         OPERATING EXPENSES. Operating expenses decreased to approximately $5.2 million for the nine months ended September 30, 2001 from approximately $6.6 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, salaries and benefits decreased to approximately $1.8 million from approximately $3.3 million for the nine months ended September 30, 2000, as we reduced our employee headcount as a result of the sale of our North American operations. Selling, general and administrative expenses decreased during the nine months ended September 30, 2001 to approximately $1.4 million from approximately $2.4 million during the nine months ended September 30, 2000, also as a result of the sale of our North American operations. Professional and investment banking fees were approximately $2 million for the nine months ended September 30, 2001 compared to approximately $895,000 during the nine months ended September 30, 2000, reflecting an increase due to the initial legal expenses related to the development stage in Latin America and additional consulting fees related to support services on two major initiatives in Argentina.

         Selling, general and administrative expenses includes a loss in currency exchange adjustments of approximately $104,000 for the nine months ended September 30, 2001 due to fluctuations on the Brazilian Currency (Real). No foreign currency adjustments were included for Argentina during the nine months ended September 30, 2001, since the Argentinean peso is equivalent to one U.S. dollar. Foreign currency adjustments were insignificant for the nine months ended September 30, 2000.

         INTEREST EXPENSE AND FINANCING COSTS. During the nine months ended September 30, 2001, interest expense and financing costs decreased by approximately $1 million from the nine months ended September 30, 2000. The decrease is attributable to the repayment of $4.4 million of debt outstanding after the sale of our North American operations.

         INTEREST INCOME. Interest income increased to approximately $248,000 during the nine months ended September 30, 2001 from approximately $71,000 for the nine months ended September 30, 2000 as a result of the short term investment of cash surplus resulting from the sale of our North American assets and operations.

         INCOME TAXES. No income tax benefit of our losses was recognized because of the uncertainty in realizing the benefit of our net operating losses.

         NET LOSS. Our net loss for the nine months ended September 30, 2001 decreased to approximately $4.8 million, or ($.76) per basic and diluted common share, from approximately $7.6 million, or ($1.17) per basic and diluted common share, including $226,000, or ($.03) per share basic and diluted common share of a cumulative effect of changes in accounting principles, for the nine months ended September 30, 2000, primarily due to the effect of the reduced operations after the sale of our North American assets and operations, as well as, increased efficiencies resulting from the implementation of new policies and procedures initiated by Management, offset by the increase in consulting fees related to the Argentinean initiatives.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

         REVENUES. Revenues decreased to approximately $74,000 for the three months ended September 30, 2001 from approximately $524,000 for the three months ended September 30, 2000. The decrease in revenues resulted from the sale of our North American assets and operations.

         GROSS PROFIT. Gross profit decreased in dollars along with the decreased revenues. The margin percentage for the three months ended September 30, 2001 of approximately 91% was higher than the approximately 20% for the three months ended September 30, 2000 because of the higher margins obtained from the operations in Latin America and as a result of a favorable landlord price adjustments.

         OPERATING EXPENSES. Operating expenses decreased to approximately $1.1 million for the three months ended September 30, 2001 from approximately $2.1 million for the three months ended September 30, 2000. During the three months ended September 30, 2001, salaries and benefits decreased to approximately $476,000 from approximately $994,000 for the three months ended September 30, 2000, as we reduced our employee headcount as a result of the sale of our North American operations. Selling, general and administrative expenses decreased during the quarter ended September 30, 2001 to approximately $394,000 from approximately $645,000 in the three months ended September 30, 2000, also as a result of the sale of our North American operations. Professional and investment banking fees were approximately $253,000 for the three months ended September 30, 2001 compared to approximately $427,000 in the three months ended September 30, 2000.

         Selling, general and administrative expenses includes a loss in currency exchange adjustments of approximately $67,000 for the three months ended September 30, 2001 due to fluctuations on the Brazilian Currency (Real). No foreign currency adjustments were included for Argentina during the three months ended September 30, 2001, since the Argentinean peso is equivalent to one U.S. dollar. Foreign currency adjustments were insignificant for the three months ended September 30, 2000.

         INTEREST EXPENSE AND FINANCING COSTS. During the three months ended September 30, 2001, interest expense and financing costs decreased by approximately $506,000 from the three months ended September 30, 2000. The decrease is attributable to the repayment of $4.4 million of debt outstanding after the sale of our North American operations.

         INTEREST INCOME. Interest income increased to approximately $31,000 during the three months ended September 30, 2001 from approximately $11,000 during the three months ended September 30, 2000 as a result of the short term investment of cash surplus resulting from the sale of our North American assets and operations.

         INCOME TAXES. No income tax benefit of our losses has been recognized because of the uncertainty in realizing the benefit of our net operating losses.

         NET LOSS. Our net loss decreased for the three months ended September 30, 2001 to approximately $1.0 million, or ($.17) per basic and diluted common share, from approximately $2.5 million, or ($.41) per basic and diluted common share, including $226,000, or ($.03) per share basic and diluted common share of a cumulative effect of changes in accounting principles, for the three months ended September 30, 2000, primarily due to the effect of the reduced operations after the sale of our North American assets and operations, as well as, increased efficiencies resulting from the implementation of new policies and procedures initiated by management, offset by the increase in consulting fees related to the Argentinean initiatives.

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

         Ongoing operating costs associated with our efforts to develop our current markets in Argentina and Brazil, our corporate burn rate, which includes existing commitments entered into prior to the sale of the North American assets, coupled with a declining economy in our principal market, Argentina, has negatively affected our cash position. These factors may continue to impact the Company's cash position and may cause a shortfall in the

Company's cash position during the second quarter of 2002. As of September 30, 2001, we had cash and cash equivalents of approximately $2.8 million.

         Management has initiated certain actions intended to improve liquidity and operating results. Such actions include, among other things, (i) adjusting staffing levels in all subsidiaries, (ii) implementing cost control procedures by centralizing disbursement approval at corporate level, (iii) reducing operating budgets by focusing on specific initiatives which can result in an immediate impact on the Company's revenues, and (iv) implementing steps to reduce pricing in an attempt to increase sales volume within our core business. Given the Company's current and expected operating results, it is likely that the Company's cash position will continue to diminish.

         We expect that the actual amount and timing of our future needs will depend on our efforts to develop our current markets in Argentina and Brazil. In the meantime, the Company is pursuing various sources of debt and/or equity financing to fund the Argentinean and Brazilian initiatives and corporate overhead until we become profitable. We may be unsuccessful in securing the projects or, if successful, in raising sufficient capital to fund the operations. If we are unable to obtain adequate funds on acceptable terms, our ability to fund our expansion or respond to competitive pressures would be significantly impaired. These limitations could hinder our ability to become profitable. Furthermore, if we decide to borrow funds in the future to fund our business, the terms of those borrowings would likely contain restrictive covenants that would limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. These instruments could also require us to pledge assets as security for the borrowings. If we leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. There can be no assurance that the proposed business plan will be consummated.

         Net cash used in our operations was approximately $5.0 million for the nine months ended September 30, 2001 and approximately $6.1 million for the nine months ended September 30, 2000. The decrease in net cash used for operating activities in 2001 was primarily due to the lower cash requirements from the general Latin America operations as compared with the North America operations net of the additional consulting fees paid for the Argentinean initiatives.

         Cash used in investing activities was approximately $658,000 for the nine months ended September 30, 2001 and approximately $196,000 for the nine months ended September 30, 2000. Cash used in 2001 was primarily for the purchase of a 20% minority stockholder in the Argentinean subsidiary. The Company paid $600,000 in cash and issued a note payable for $300,000 upon the execution of the agreement. After the transaction, the Company's ownership percentage increased to 71%. Cash used in 2000 was primarily for capital expenditures.

         Our primary sources of liquidity have been through the issuance of common stock and borrowings through convertible debentures, as well as proceeds from the sale of our North American operations in December 2000. Cash used in financing activities was approximately $1.0 million for the nine months ended September 30, 2001, as compared with proceeds of approximately $2.7 million for the nine months ended September 30, 2000 resulting primarily from the issuance of note payable/debentures. Cash used during 2001 was to pay for the acquisition of treasury stock (Note 7 of the Unaudited Condensed Consolidated Financial Statements), repayment of advances from shareholders (Note 8 of the Unaudited Condensed Consolidated Financial Statements), repayment of notes payable and payment for the release of warrants issued under a now discontinued customer-offering program (Note 9 of the Consolidated Financial Statements). During 2000, we used proceeds of $2.8 million from the issuance of convertible debentures and from interim bridge financing to fund our operating losses and used $4.4 million of the proceeds of the sale of our North American operations to repay those obligations in December 2000.

         We do not consider our business seasonal in nature causing any unusual liquidity issues.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS

141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $512,500, and other intangible assets is $282,500. Amortization expense during the nine-month period ended September 30, 2001 was $105,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

         In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 144 will impact its financial position and results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On May 24, 2001, Gabriel M. Melzi, a former shareholder of RealTel de Argentina, S.A. ("RealTel Argentina"), a 71% subsidiary of the Company, initiated a mediation proceeding before the Justicia Nacional en Lo Civil - Mediacion y Concilacion (Civil Mediation Board) in Argentina against the Company in connection with the purchase by the Company of Mr. Melzi's 20% ownership interest in RealTel Argentina, pursuant to a stock purchase agreement dated as of February 16, 2001 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the Company agreed to pay Mr. Melzi $600,000 for his shares of RealTel de Argentina and $300,000 for a two-year non compete agreement, payable as follows: $600,000 upon the execution of the definitive agreement in February 2001 (which payment was timely paid by the Company), and $100,000 in each of August 2001, February 2002 and February 2003. The parties settled the mediation proceeding in August 2001, pursuant to which the parties agreed to release one another from any future claims, and the Company agreed to re-schedule the remaining payment obligations to Mr. Melzi as follows: $150,000 in August 2001, $100,000 in February 2002 and $50,000 in February 2003. The payment for August 2001 was timely paid by the Company.

ITEM 5.  OTHER INFORMATION.

         On July 26, 2001 the Company purchased an aggregate of 533,333 shares of U.S. RealTel common stock from Craig M. Siegler (a former officer and director of U.S. RealTel), and certain members of his family, representing approximately 8.2% of the outstanding shares of U.S. RealTel common stock, for an aggregate purchase price of $800,000, or $1.50 per share. In a separate transaction, Mark J. Grant, the President of U.S. RealTel, and certain directors of the Company and their affiliates also purchased an aggregate of 484,402 shares (or approximately 7.5% of the outstanding shares) from Mr. Siegler and his family at the same price per share. Following the purchase and sale, Mr. Siegler and his affiliates do not own any shares of capital stock of U.S. RealTel. Consequently, Mr. Siegler no longer has any affiliation with the Company. The foregoing summary of the transaction is qualified in its entirety by the information contained in the copies of the Stock Purchase Agreement and Press Release attached as Exhibits 10.1 and 99.1, respectively, to this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                                  EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

    10.1 Stock Purchase Agreement dated July 26, 2001 between the Company and Craig M. Siegler.

    99.1            Press Release of the Company dated August 8, 2001.



         (b)      Reports On Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        U.S. REALTEL, INC.



Date: November 13, 2001                 By: /s/ Perry H. Ruda
                                            ------------------------------------
                                            Perry H. Ruda
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)




Date: November 13, 2001                 By: /s/ Edgardo Vargas
                                            ------------------------------------
                                            Edgardo Vargas
                                            Controller
                                            (Principal Financial and
                                             Accounting Officer)