Form 10KSB
period 2001-12-31
U S REALTEL INC
filed 2002-04-16
CIK 1056064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
         FISCAL YEAR ENDED DECEMBER 31, 2001

                                       or

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________________________ TO _________________________

                         (COMMISSION FILE NO.) 000-30401


                               U.S. REALTEL, INC.
        ----------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     DELAWARE                                                 36-4166222
         -----------------------------------                                  -----------
         (State or other jurisdiction                                      (I.R.S. Employer
        of incorporation or organization)                                 Identification No.)

15 PIEDMONT CENTER, SUITE 100, ATLANTA, GEORGIA                                 30305
-----------------------------------------------                           -----------------
   (Address of principal executive offices)                                  (Zip Code)


                                 (404) 869-2500
     ----------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

State issuer's revenues for its most recent fiscal year:  $282,000.

The aggregate market value of the registrant's Common Stock held by non-affiliates as of April 5, 2002 was $2,906,256, computed by reference to the closing sale price of the Common Stock of $1.01 per share on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2002, there were 6,467,808 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:     Yes [  ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB to the extent stated herein.

                               U.S. REALTEL, INC.

                   FISCAL YEAR 2001 FORM 10-KSB ANNUAL REPORT

                             -----------------------

                                TABLE OF CONTENTS

PART I
Item 1.            Description of Business.......................................................................   4
Item 2.            Description of Property.......................................................................   15
Item 3.            Legal Proceedings.............................................................................   15
Item 4.            Submission of Matters to a Vote of Security Holders...........................................   16

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters......................................   16
Item 6.            Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..................................................................................   16
Item 7.            Financial Statements..........................................................................   25
Item 8.            Changes In and Disagreements With Accountants on Accounting and Financial
                     Disclosure..................................................................................   52

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with
                     Section 16(a) of the Exchange Act...........................................................   53
Item 10.           Executive Compensation........................................................................   53
Item 11.           Security Ownership of Certain Beneficial Owners and Management................................   53
Item 12.           Certain Relationships and Related Transactions................................................   53
Item 13.           Exhibits List and Reports on Form 8-K.........................................................   53

                   Signatures....................................................................................   54

                                     PART I

SPECIAL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-KSB contains forward-looking statements regarding future events or our future financial and operational performance. Such forward-looking statements include all statements, estimates, projections, or predictions about future events such as statements regarding markets for our services; trends in revenues, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability. Forward-looking statements often include words such as "anticipate," "believe," "plan," "intend," "estimate," "expect," "is intended to," "seek" and other similar expressions. Reliance should not be placed on forward-looking statements because they involve known and unknown risks and uncertainties which may cause the actual results, performance or achievement of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such statements. While the forward-looking statements included in this report reflect our current expectations and beliefs, we do not undertake to publicly update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to shareholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results."

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     We operate in one business segment - the provision of telecommunications services. We have operated in this segment since our acquisition of Cypress Communications, Inc. ("Cypress Communications") in February 2002. During 2001 and through the first quarter of 2002, our business also included operations in the telecommunications rights segment, all of which operations were being conducted, outside of the U.S., in Argentina and Brazil. In March 2002, the Company's Board of Directors decided to discontinue our telecommunications rights operations in Latin America. See "Description of Business - Discontinuance of Telecommunications Rights Business."

TELECOMMUNICATIONS SERVICES

OVERVIEW

     Through Cypress Communications, we provide comprehensive data, voice and video communications services to small and medium-sized businesses located in commercial office buildings in select major metropolitan markets within the United States. We offer our retail customers fully-integrated, customized communications services, including high speed, fiber-optic Internet access, e-mail services, web hosting services, remote access connectivity, local and long distance voice services, feature-rich digital telephone systems, digital satellite business television, security/monitoring services, and other advanced data and voice communications services. We deliver these services over state-of-the-art broadband networks inside large and medium-sized office buildings. We believe that such businesses generally are under-served by incumbent providers. Accordingly, we target large, multi-tenanted office buildings in central business districts and suburban office parks, buildings where small and medium-sized businesses are typically located. Properties that house many tenants with heavy demand for telecom services are the most desirable properties and generate the highest revenue. As part of our telecommunications services business, we historically have designed, installed, owned and operated the in-building infrastructure over which we provide telecommunications services to our retail customers, including the actual physical connection between our customers and external network facilities. Currently, our retail operations are limited to seven markets, including Atlanta, Boston, Chicago, Dallas, Houston, Seattle, and Southern California (Los Angeles and Orange County).

     We offer reliable, feature-rich, integrated communications services at competitive prices. In all of our retail markets, except Seattle, we bundle voice and data services to provide "one-stop shopping" communications solutions to building tenants. In 58 buildings, we also provide video services as part of our comprehensive communications package. Because we currently own and operate our in-building networks, we are typically able to deploy services to a new customer within a few days of receiving an order. In addition, we are often able to provide same day service for existing customers requesting new services or features, such as increased bandwidth or additional lines.

Our current telecommunications services include:

     Data Services. We utilize state-of-the-art in-building fiber optic networks to deliver high-speed Internet access directly to our customers in substantially all of our in-service buildings. Our Internet service provides full Internet protocol routing, symmetric upstream and downstream bandwidth, and plug-and-play installation. Our customers do not need to purchase or maintain any hardware to use this service. Moreover, because our service is capable of delivering up to 10/100 Mbps Ethernet connectivity, we are poised to meet our customer's growing bandwidth needs. The key features of our Internet services are:

     o Dedicated connectivity: Our service is always on, providing instantaneous connections and the capability to receive or transmit information continuously.

     o Flexibility: We can usually increase a customer's bandwidth speed within minutes of receiving a request.

     o Diversity: We incorporate logically and physically diverse Internet circuits in our colocation facilities in each city to protect customer Internet connections from disruption.

     o Reliability: Each of our colocation facilities is supported by backup battery power. Moreover, we monitor all of our equipment, circuits and connections from our network operations center in Atlanta, Georgia. Should an outage occur in our network, we are notified immediately.

In addition to our standard fiber-optic Internet access service, we offer other enhanced data services, including:

     o E-mail, featuring IPSwitch's mail server version 6.0. Our service permits customers to use any e-mail client, including Microsoft Outlook, Outlook Express and Netscape Mail; access e-mail remotely using any web browser; set instant reply messages; and forward messages to supported pagers or voice e-mail systems.

     o Webconferencing, which permits our customers to upload visuals, including Microsoft PowerPoint presentations, engage in online collaboration with a remote audience, record and replay audio-visual presentations, and combine superior audio conferencing technology with the reach and visual impact of the Internet.

     o Web site hosting, featuring Compaq Proliant Servers and Microsoft Windows NT Advanced and Apache servers.

     o   Domain Name Registration.

     o Firewall Security Services. We offer a dedicated, cost-efficient firewall product to protect customer data and equipment.

     o Monitoring Services. We provide 24-hour monitoring of web servers, e-mail servers, and customer local area networks. We monitor customer systems every 60 seconds, 24 hours a day. If we encounter problems, we notify our customers via e-mail, pager or both.

     o NNTP Internet News Feed. We carry a network news feed that contains over 30,000 news groups.

     o DSL Services. We offer Digital Subscriber Line ("DSL") service in certain buildings in Seattle in which we have not constructed a fiber riser.

     Voice Services. Substantially all of our voice services customers rent their telephones from us. This ensures a compatible interface with our state-of-the-art in-building communications equipment and provides customers with a number of key benefits, including access to an advanced, multi-function digital telephone system; significant reductions in up-front capital costs; and reduced risk of technological obsolescence. Our voice offerings include both traditional telephone services, such as local and long distance services, as well as value-added services, such as integrated voicemail, audio conferencing, webconferencing, calling cards and customizable toll-free number services. Additional enhanced features include call waiting, call forwarding, dial-back and caller identification.

     Video and Other Services. In 58 buildings, we offer our customers a comprehensive package of business television services consisting of news, business, sports and network programming. We deliver these services directly to our customers over our in-building networks using a combination of direct broadcast satellite programming and off-air local channels. Our customers can elect to receive more or less programming depending on their needs.

     We continue to investigate, test and add, where appropriate, complementary communications products and services to maintain our "one-stop shopping" strategy.

EMPLOYEES

     As of March 31, 2002, we employed 103 full-time employees including 102 full-time employees in the United States and 1 full-time employee in Argentina. Of these employees, 98 employees are employees of Cypress Communications. Despite recent reductions in staffing at Cypress Communications and the discontinuance of our Latin American operations, we believe our employee relationships are good.

COMPETITION

     We face significant competition. Both existing competitors and the numerous companies that may seek to enter one or more of our niche businesses may expose us to severe price competition for our services and for building access rights. Many of our competitors have significantly greater financial resources and may also be able to respond more quickly to technological developments and changes in customers' needs.

     In the telecommunications services segment we face competition from:

o In-Building Communications Providers. Because our license agreements are generally non-exclusive, substantially all of our landlord clients are free to grant access, sales and marketing rights to one or more of our competitors. It is not yet clear whether it will be profitable for two or more companies to operate in-building networks within the same property.

o Metro Areas Network ("MAN") Providers. MAN providers, such as Cogent, FiberNet, MFN, Level 3 Communications, Inc., Telseon, WorldCom, XO Commmunications, Inc. and Yipes Communications, Inc., construct, manage and operate metro-area optical networks, traditionally for the purpose of providing voice and/or data transport between and among carrier colocation facilities. Because MAN providers own and control optical networks in our retail and wholesale markets, they may begin providing competitive alternatives to our retail services if they gain access to our licensed buildings. To the extent that MAN providers gain access to our licensed buildings, we may face additional competition with respect to our retail operations.

o Local Telephone Companies. Incumbent local telephone companies ("ILECs") have several competitive strengths, including established brand names and reputations, and sufficient capital resources to rapidly deploy or expand communications equipment and networks. Many competitive local telephone companies ("CLECs"), that also possess competitive advantages, market retail services and selectively construct in-building facilities within our licensed buildings. ILEC dominance, together with the proliferation of CLECs, diminishes our opportunity to provide competitive local exchange services and may necessitate additional reductions in, or shrink potential margins from, our voice operations generally.

o Long Distance Companies. Many of the leading long distance companies, such as AT&T, Worldcom and Sprint, could begin to build their own in-building voice and data networks. Other national long distance carriers, such as Level 3 Communications, Inc., Qwest and Williams Communications, are building and managing high speed, fiber-based, national voice and data networks, and such companies may extend their networks by installing in-building facilities and equipment. Additionally, the regional bell operating companies are now permitted to provide long distance services in territories where they are not the dominant provider of local services. These companies may also provide long distance services in the territories where they are the dominant provider of local services if they satisfy a regulatory checklist established by the Federal Communications Commission. As regional Bell operating companies ("RBOC") are permitted to provide long distance services in territories where we operate, we could face greater price competition.

o Fixed Wireless Services Providers. Fixed wireless service providers, such as Worldcom, XO Communications, Inc. and Sprint, provide high speed communication services to customers using microwave or other facilities or satellite earth stations on building rooftops.

o Internet Service Providers. Internet service providers, such as Earthlink, Genuity, Prodigy, Sprint and the Uunet subsidiary of Worldcom, provide traditional and high-speed internet access to residential and business customers, generally using existing communications infrastructure.

o Digital Subscriber Line Companies. Digital subscriber line companies and/or their internet service provider customers, such as Covad, Network Access Solutions, AT&T, and various RBOC affiliates, provide high capacity internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow.

o Cable-based Service Providers. Cable-based service providers use cable television distribution systems to provide high capacity Internet access and video services.

SALES AND MARKETING

         We market our telecommunications services on a retail basis directly to the tenants in our licensed buildings. Our typical license agreement enables us to display and disseminate our marketing materials in the leasing office and other locations within a building. Our agreements also require building owners, management and leasing representatives to advise tenants of the availability of our services and notify us as new tenants enter the building. In addition to these rights, we use landlord, property manager, and tenant testimonials and references as marketing tools. We currently provide data and/or voice communications service to many of the landlords and property managers within our licensed buildings, due in part to the requirement under many of our license agreements that we provide free basic internet access to such parties.

         Our sales approach is highly consultative. In our initial sales meetings, we work closely with prospective customers to assess their particular communications needs. We then present potential customers with customized proposals which are often less expensive, more comprehensive, and easier to administer than their current communications solutions.

REAL ESTATE SELECTION AND MARKETING

     Overall, as of December 31, 2002, we had license agreements giving us the right to operate our networks in more than 900 buildings, representing more than 250 million rentable square feet of office space in the United States. As of March 21, 2002, we halted efforts to sign additional licenses in order to preserve existing capital and dedicate our resources to retail and wholesale operations in our constructed buildings. We may resume business development activities and license negotiations in the future, after we achieve positive cash flow and/or acquire additional financing to fund network construction. Our decision to cease construction or operations in some markets may cause us to lose some of our license rights; however, we believe that if we do lose such rights, any such loss will not have a material adverse effect on our business.

     Under the terms of our license agreements, we pay property owners a fixed rental fee and/or a percentage of the revenue we receive from providing communications services to the tenants in a building. Generally, our license agreements are non-exclusive, which means that our landlords may permit competitors to install additional in-building networks in our licensed buildings. Several of our competitors already possess rights to install networks in many of our licensed buildings. We anticipate that additional competitors will gain access to our licensed buildings as a function of their expansion and certain actual and proposed modifications to federal, state and local regulations governing building access. See "Description of Business - Regulation."

SUPPLIERS

     We connect our in-building networks to local, long distance and Internet service providers in order to serve our customers. In most of our markets, we connect our networks to, and lease facilities from, the local telephone company and/or certain CLECs. Typically, we are able to secure connections for local calling services within 30 days of requesting such service, although additional delays of up to 60 days are not uncommon.

     We purchase long-distance transmission capacity from several long-distance carriers, such as Qwest and Worldcom. Under some of these agreements, we may be required to undertake minimum revenue and/or volume commitments that may be material. Typically, we are able to secure connections for long-distance service within 30 days from requesting such service.

     To provide Internet services to our customers, we purchase intralata data transmission connectivity between our licensed buildings and local points of presence from local exchange carriers. We obtain our local points of presence from colocation service providers, such as C3 Communications, Equinix, IX2, Semaphore and Switch & Data. We use broadband service providers, such as Worldcom, Level 3 Communications, Inc. and Sprint, to procure connectivity between our colocation facilities and the Internet backbone. Typically, we are able to secure connections for data transmission capacity within 30 to 60 days of requesting such service.

     Our in-building networks contain equipment such as data switches and routers, voice switches, and other communications and video equipment that we purchase from Nortel Networks, Cisco Systems and other manufacturers. As of March 30, 2002, we do not have minimum purchase commitments with any of our manufacturers. There are alternative vendors available to us for all the types of equipment that we purchase.

REGULATION

     Overview. Our telecommunications services are subject to regulation at the federal, state and local levels. The regulations that govern communications infrastructure, transport and sale are expansive and, often, subject to multiple interpretations. Many regulations do not specifically address our precise operations and services. On the other hand, many regulations that apply to our operations are susceptible to change or cancellation as a result of ongoing administrative proceedings, litigation and new legislation. The outcome of these various proceedings, as well as any other regulatory initiatives, cannot be predicted. Future regulatory changes may have a material positive or adverse affect on our business and operations.

     In the jurisdictions in which we operate our voice business, voice communications services may be provided as a shared tenant services ("STS") provider and/or CLEC. If the state where the services are offered requires local voice providers to obtain certificates of public convenience or certificates of necessity as a CLEC, we provide services via Cypress Communications Operating Company, Inc. ("Cypress Operating Company"), a wholly-owned subsidiary that holds all of our CLEC certifications. In jurisdictions that permit voice communications service providers to operate as a STS provider, we may provide services as either a CLEC or STS provider.

     Cypress Operating Company is certified to provide local exchange service as a CLEC in Colorado, New York, New Jersey, Pennsylvania, Missouri, Kansas and Texas. We have pending or provisional applications for CLEC authority in Illinois, Washington,

California, Georgia and Massachusetts. As a CLEC, Cypress Operating Company has the authority to resell other carriers' local voice services. Depending on state regulations, Cypress Operating Company may also construct its own facilities or purchase network elements from ILECs in order to provide telecommunications services. To provide local voice services as a CLEC, Cypress Operating Company obtains interconnection services from ILEC under the ILEC's existing tariff or by separate interconnection agreement. At this time, Cypress Operating Company does not have interconnection agreements with any ILECs. Tariff rates, terms and conditions are available to Cypress Operating Company only to the extent that Cypress Operating Company is certified as a CLEC in the state where interconnection is established.

     CLECs are typically subject to a higher degree of state regulation than STS providers. Most states require that CLECs receive approval from the state's public service commission. CLECs are generally required to file tariffs setting forth the terms, conditions and prices for voice services. In addition, under federal law, including the Telecommunications Act of 1996, CLECs are subject to additional obligations, including requirements to interconnect with other carriers, to provide other carriers access to their networks, and to make the terms of their agreements available to other carriers on a non-discriminatory basis.

     We are authorized to provide voice services as a STS provider in Texas and Florida. In the balance of our existing markets, STS providers are not required to obtain specific operational authority from the state public utility commission. We choose our operational status based on a market-by-market analysis, which considers regulatory risk, costs of compliance, available service providers, service methodologies, and carrier relations.

     In the states where we provide service as a STS provider, various terms and conditions govern our operations, including:

         o Requirements that our services be provisioned by the ILEC.

         o Restrictions on how we interconnect facilities within buildings.

         o Limits or caps on the rates that we can charge for local voice services.

         o Requirements that our customers be permitted to terminate their service contracts without cause or penalty.

         o Requirements that we maintain a switching system, or private branch exchange, in each building or set of contiguous buildings that we serve.

         o Requirements that the local telephone company be permitted to provide service to any tenant in our licensed buildings.

         o In California, we cannot charge customers a higher rate for local voice services than we pay the local telephone company for the same services.

         o In Illinois, we must permit local telephone companies, upon payment of a fee, to use the communication equipment in our buildings.

         o In some states, we must register as a shared tenant service provider, file applications and periodic reports, and, in certain instances, pay immaterial fees.

         o In each state, we must pay universal service fees, i.e., payments to subsidize the ILEC's provision of telephone service to certain rural and other hard-to-reach areas.

     A jurisdiction's STS regulations or guidelines may not specifically address our operations. While we believe that we qualify as a STS provider in all of the jurisdictions in which we currently provide local voice services, a regulator may successfully challenge our position and require that we instead qualify as a CLEC. Additionally, jurisdictions may modify their regulations to reduce or eliminate their STS provider classification or exemption, thereby requiring us to comply with the applicable CLEC regulations.

     Long Distance Voice Services. While the law on this issue is unclear, we believe that we are not required to file tariffs with, or seek authorization from, the Federal Communications Commission ("FCC") in order to provide interstate and international long distance services, provided that we adhere to certain basic rules and regulations regarding such services that are promulgated by the FCC. In some states, we must obtain authorization to provide intrastate long distance voice services. Cypress Operating Company is currently certified to provide intrastate long distance services in Florida, Illinois, Indiana, Kansas, Maryland, Michigan, Missouri, New Jersey, New York, Ohio, Pennsylvania and Texas. We have pending applications to provide intrastate long distance services in California, Georgia, Massachusetts and Washington.

     Data Services. Our Internet and data services generally are not subject to federal, state or local regulation. Congress and some state legislatures have considered imposing taxes and other burdens on Internet service providers and regulating content provided over the Internet. In addition, we may be affected by certain statutes, regulations and court cases that assess liability against Internet service providers and other on-line service providers for providing information or content across their services or equipment that violates copyright, indecency, obscenity and other laws, or is defamatory, fraudulent or tortious in nature. Future regulation may have a negative impact on our ability to offer Internet services at competitive and profitable rates.

     Video and Other Services. Our video services are regulated to a far lesser extent that the video services of traditional cable operators, which receive franchises from the municipalities they serve and typically construct facilities across public rights of way. For example, our video programming rates are not regulated and we are not subject to "must carry" obligations, which require cable license franchisees to provide certain programming to customers. We are subject to some technical requirements with regard to our provision of video services, such as requirements that our facilities not cause harmful interference with certain other communications systems.

     Recent rulings of the FCC may impact our video services. For example, the FCC has ruled that owners of multiple unit premises generally should not forbid their tenants from installing some communication devices, such as satellite dishes, on the tenant's balconies and other areas controlled by the tenant.

     We do not have any cellular or similar types of licenses. To the extent that we provide cellular or paging services, we rent or sell pagers and wireless phones and resell the services of third party wireless providers. Consequently, while we do pay some regulatory fees, we generally are not subject to federal regulation with respect to these services.

     Forced Access. Federal and state legislature and public utility commissions regularly consider proposals to require commercial landlords to grant access to competitive communications service providers. In fact, some states, such as Massachusetts and Texas, already have mandatory access laws. These laws generally prohibit property owners from granting exclusive access to one or more buildings or restricting provider access to such building(s). The FCC has adopted a rule that, when it becomes effective, will prohibit common carriers from entering into future agreements with owners of commercial office buildings that would restrict the right of the building owner to grant other common carriers access to tenants in the building. The FCC is also considering broader rules that, among other things, would require building owners to grant access to all competitive service providers on a nondiscriminatory basis. We do not know whether, or in what form, these proposals will be adopted. If the FCC or any states in which we operate require facilitate competitive access to buildings we serve. Such laws may, however, enable us to obtain access to buildings in which we otherwise may have been denied access.

     911 and Enhanced 911. The FCC requires certain communications providers to establish 911 service, i.e., three digit dialing access to public safety call centers for emergency services. Enhanced 911 or E911 service permits the public safety call center to identify a caller's telephone number and calling location for the dispatch of emergency personnel. 911 and E911 services are regulated at the federal, state and local level. Some states have enacted, or are likely to enact, legislation that will impose a penalty or surcharge on service providers whose telecommunications equipment does not meet or exceed the E911 requirements for the applicable jurisdiction. We currently offer, or are preparing to offer, 911 or E911 services in locations where the service is technically feasible; however, our ability to provide emergency service may be impeded by failed systems, systems that were not properly configured, systems that were not updated to reflect changes in technology or public networks, and certain other technical problems. We may incur penalties, surcharges, damages or other liabilities where, and to the extent that, we cannot provide 911 or E911 service.

INTELLECTUAL PROPERTY

     We regard certain aspects of our products, services and technology as proprietary; however, because we are not currently prosecuting any patent, trademark or copyright applications before the United States' Patent and Trademark or Copyright Offices, it may be possible for third parties to copy or use some of our intellectual property without authorization. Notwithstanding the foregoing, we regularly execute confidentiality, non-disclosure and non-competition agreements with our carriers, vendors, employees and representatives, in addition to other precautions, to protect our intellectual property.

HISTORY

     We were organized in January 1997 under the name AGILE, LLC, and we incorporated in the State of Illinois under the name U.S. RealTel, Inc. in August 1997. In November 1997, we merged with and into Admiral Two Capital Corporation, and the surviving company's name was changed to U.S. RealTel, Inc. On May 8, 2000, we reincorporated into the State of Delaware. We established operations in Buenos Aires, Argentina in December 1998 and in Sao Paolo, Brazil in February 2000. We conducted our Latin American operations in Argentina through RealTel de Argentina, S.A., a majority owned Argentine corporation, and in Brazil through RealTel do Brasil, S.A., a majority owned Brazilian corporation.

     In December 2000, we completed the sale of what were then substantially all of our North American assets and operations ("old North American operations"), including our proprietary database of site information, to Apex Site Management, Inc., a subsidiary of SpectraSite Holdings, Inc. In connection with the sale, we agreed not to compete for two years with SpectraSite in the United States, Canada, Mexico and Western Europe in the provision of wholesale riser operations. Prior to the sale of our old North American operations in December 2000, we created a proprietary database containing geographic and other pertinent site information to aid telecommunications service providers in selecting properties. Among other things, this database contained site information relating to our former properties in North America. As part of the sale of our old North American operations, we sold this database to Apex and Apex granted us a license to use the database for our operations. We maintain information about each property in the database, including location, ownership, property type, building specifics and telecommunications usage, which we can configure in multiple forms in order to create targeted marketing material, maintain inventory control and facilitate reporting and forecasting. The database contains telecom market information to assist marketing personnel in forecasting their customers' deployment needs.

     For the year ended December 31, 2000, approximately 93% of our revenues were from our old North American operations and approximately 7% were from our operations in Argentina. For the year ended December 31, 2001, the majority of our revenues were from our telecommunication rights business, all of which were derived from our operations in Argentina. We never generated any revenues from our operations in Brazil. Subsequent to year-end, we elected to discontinue our Latin American operations, which are now held for disposition.

     Subsequent to year-end, we acquired Cypress Communications through a tender offer and short form merger. The purchase price was $3.50 per share, in cash, for a total purchase price of approximately $15.7 million. As a result of the acquisition, the Company, at the subsidiary level, acquired 100% of Cypress Communications' assets including cash and telecommunications infrastructure. Also, we assumed all of the liabilities of Cypress Communications, which include operating lease commitments, primarily related to former office space, and license agreements with property owners and/or operators of several office buildings. The transaction will be accounted for by the purchase method of accounting. During the upcoming year, Cypress Communications will be considered the predecessor entity, and therefore, future reporting will include prior year financial statements for Cypress Communications as well as U.S. RealTel, Inc.

     Cypress Communications was formed as a limited liability company under the laws of Georgia on August 16, 1995, under the name Cypress Communications, L.L.C and, in July 15, 1997, completed a reorganization in which the operations of the predecessor company were merged into Cypress Communications, Inc. (Cypress Communications), a Delaware corporation. In December 1998, Cypress Communications acquired certain of the assets and business of MTS Communications, a provider of building-centric communications services in Los Angeles, California. On February 15, 2000, Cypress Communications completed its initial public offering in which they sold an aggregate of 11.5 million shares of common stock at a per share price of $17.00, for an aggregate offering price of approximately $195.5 million. In April 2000, Cypress Communications acquired all of the outstanding common stock of SiteConnect, Inc., a Seattle-based in-building communications service provider, in exchange for an aggregate of 635,654 shares of common stock. In September 2000, Cypress Communications and a joint venture partner formed Cypress Canada Communications Inc. to provide in-building communications services in Canada. In January 2001, the parties agreed to redeem the joint venture partner's interest in the subsidiary, having decided to cease retail operations in Canada, except for potential wholesale operations relating to Cypress Canada's existing networks in four buildings in Toronto, Canada.

TELECOMMUNICATIONS RIGHTS

     OVERVIEW.

     In our telecommunications rights operations, we provided site access and usage rights, which we call "telecommunications rights," to telecommunications companies in Latin American. In our former telecommunications rights business, we sought telecommunications rights outside of the United States from property owners under master lease agreements and subleased those rights to telecommunications service providers. Under master leases, we received the rights to install communications infrastructure in a property and/or to provide communications services to the property's tenants. In exchange, we paid the property owner a percentage of the revenues that we received from subleasing the telecommunications rights to telecommunications companies. We conducted these operations only in Argentina and Brazil. Such operations utilized a database containing site information about the location, size, type and ownership of our properties. As of March 1, 2002, we had executed subleases with seven telecommunications companies covering 56 properties in Argentina, with respect to which telecommunications facilities have been installed and were operational on 40 properties. We had not entered into any subleases in Brazil. In our former telecommunications rights business, we sought telecommunications rights outside of the United States from property owners under master lease agreements and subleased those rights to telecommunications service providers. Through our subleases, we offered or sought to offer the following services:

     o Occupant Services. Telecommunications service providers could deploy equipment in a building in order to offer telephony, internet, video and data services to the building's tenants; and

     o Antenna Site Leasing Services. Telecommunications service providers could place wireless communications antennas and equipment on rooftops and vacant land.

     o Tower Construction Management and Leasing. Telecommunications service providers could locate their antennas and equipment which we would construct, manage and lease.

Substantially all of our subleases were for occupant services.

TELECOM RIGHTS BUSINESS STRATEGY

     Our business strategy in telecommunications rights was to provide important services for telecommunications service providers, property owners and tenants in the following ways:

o For Telecommunications Service Providers: We sought to expedite access to a database, or grid, of properties from which providers could choose those properties that best suited their siting and service needs. A telecommunications service provider could sign a single master sublease with us under which we would provide access rights to multiple properties. By aggregating telecommunications access into a single contract we sought to eliminate the time-consuming process of negotiating and executing leases between one owner and one telecommunications company at a time. Alternatively, a telecommunications service provider could sign a number of similar site-specific subleases, each of which provided access to a particular property.

o For Property Owners: We sought to manage the processes of negotiating with multiple telecommunications service providers - a process that property owners typically have neither the expertise nor the resources to handle effectively. Each property owner would sign one master lease with us that leased to us the telecommunications access rights to the owner's properties. As part of our services, we monitored the review by the telecommunications service providers of the regulatory, legal, engineering, logistical and construction processes that are required before telecommunications services can be delivered. Additional telecommunications services resulted in enhanced tenant capture rates for property owners. Rent for occupant services and antenna installation represented an opportunity to property owners for a previously unrealized source of income.

o For Building Tenants: We sought to deliver a competitive telecommunications environment that offered greater choice of telecommunications service providers, competitive pricing and state-of-the art technology through our non-exclusive master subleases to multiple telecommunications services providers.

TELECOM RIGHTS OPERATING METHODOLOGY

     The platform for our site leasing services was a master lease program through which property owners agreed to allow us to sublease their telecommunication rights. Our leases did not require payment of a fixed minimum rent.

     Master Lease. Our standard master lease granted us the right, on either an exclusive or a non-exclusive basis, to sublet portions of the applicable landlord's properties to one or more subtenants for the purpose of such subtenants' placing and maintaining communications transmitting and/or receiving equipment on or in a property. The standard lease term in Argentina was ten years with additional consecutive five-year option terms. In Brazil, the standard lease was to be seven years with additional consecutive seven-year option terms. Under the terms of our standard lease, if a particular landlord's property did not have a telecommunications system placed on the property during the initial term of the lease, the landlord had the right upon notice to us to terminate our rights with respect to the inactive property. The landlord was entitled to receive a designated percentage of the rent we received from the telecommunications service providers that utilized portions of the landlord's property pursuant to their subleases with us.

     We subleased these telecommunication rights to telecommunications service providers through master subleases or site-specific subleases. We marketed these telecommunication rights to telecommunications service providers. Telecommunications service providers could execute our master subleases on a non-exclusive and non-site-specific basis. Alternatively, they could execute one or more non-exclusive, site-specific subleases, each of which provides access to a particular property. Our subleases complemented our form master lease, but we negotiated specific terms with both the property owners and the telecommunications service providers.

     Subleases. Our standard sublease was a non-exclusive agreement which set forth the terms and conditions pursuant to which a telecommunications company could sublet rights to install telecommunications systems on a landlord's property. The standard term in Argentina was ten years and could be extended with respect to a particular property up to the term of the underlying master lease. The specific terms covering a particular telecommunications system, which was to be installed on a landlord's property (such as rent and the length of term with respect to such facility) were set forth in the site-specific sublease or an addendum to the master sublease. The rights granted under the sublease were non-exclusive and the subtenant could terminate an addendum or site-specific sublease at any time without change if it could not obtain governmental approval to install a telecommunications system or if government approval was withdrawn.

     In our telecommunications rights operations we employed our licensed database to provide site information to telecommunications service providers in a variety of formats in order to facilitate their selection process. Once a telecommunications service provider entered into a master sublease, it could select these sites by the submission of a simple request form, which could be converted into an addendum to its master sublease to allow for expedited deployment.

     We sought to negotiate any unique terms between the property owners and the telecommunications service providers and coordinate the site-specific documentation. Each telecommunications service provider was responsible for retaining engineering consultants to review the proposed plans and track the receipt, review and approval of all prerequisites to construction, including plans and specifications, engineering, zoning and building permits, regulatory approval, as well as any special conditions imposed by a property owner or required by a telecommunications service provider. We also would track rental and construction commencement dates so that payments and reports could be submitted to the property owner.

SERVICES

     Occupant Services. Our occupant services business focused on providing telecommunications service providers with access to multi-tenanted office and residential buildings. Small and medium-sized businesses are often target customers for telecommunications service providers seeking to provide broadband services. Telecommunications service providers that entered into subleases related to our occupant services business included leading competitive local exchange carriers, Internet service providers, and "Shared Tenant Service" providers. Substantially all of our subleases were for occupant services.

     Antenna Site Leasing Services. Our antenna site leasing services operations in Latin America provided site access to wireless communication companies and broadcasters. Antenna site leasing customers typically pay a fixed, monthly rent based upon the size, type of installation and location of the site. The demand for antenna sites is driven by the build-out of new wireless networks and expansion of existing networks to address the increased use of wireless communications for telephony, data transmission, and Internet access. As part of the antenna site leasing services we provided to property owners, we would review permits, construction drawings, installation plans, and regulatory compliance. We believed that we had attractive properties for antenna siting, including office buildings, retail centers, hotels and vacant properties in high-traffic areas.

     Tower Construction, Management and Leasing. We believed that the increasing deregulation and privatization of the telecommunications industry in Latin America was driving increased demand for new communications towers on which telecommunications service providers desired to locate their antennas and related equipment. We planned to capitalize on this growing opportunity by expanding our operations to include the construction, management and leasing of new towers.

COMPETITION

     In the telecommunications rights segment, we faced competition from:

         o Building Owners. Instead of contracting with us, owners of buildings, malls and retail centers in Argentina and Brazil could elect to either provide our services themselves or to partner with other entities to do so. To the extent these owners elected to manage the process of leasing or licensing access or placement directly to telecommunications service providers, we faced difficulty in expanding the properties in our portfolio.

         o Occupant Services And Antenna Site Leasing Competitors. Our competition for occupant services and antenna site leasing in Argentina and Brazil included small to medium "site-acquisition" companies that did not specialize in our core business.

TELECOM RIGHTS SALES AND MARKETING

     Our sales and marketing operations for telecommunications rights were comprised of two groups: the site development group and the services group.

     o Site Development Group: Our site development group sought to obtain master leases from property owners. As of March 30, 2002, we had no employees in this group, as we reduced our operations as part of the disposition process of our Latin American operations.

     o Services Group: Our services group marketed our portfolio of properties to telecommunications service providers. As of March 30, 2002, we had no employees in this group, as we reduced our operations as part of the disposition process of our Latin American operations.

     We sought to support the efforts of our site development group and our telecom rights services group with trade show marketing and other marketing support. We also provided our personnel with ongoing in-house training on the opportunities to be offered to property owners and telecommunications service providers.

     We entered into an exclusive alliance agreement with the Argentina Building Managers Association, an organization whose members manage the majority of all multi-tenant office and residential buildings in Argentina, including many premier commercial office properties in the commercial business district of Buenos Aires. Pursuant to the alliance agreement, the Argentina Building Managers Association agreed to refer to us all properties managed by its membership and associates, and in consideration thereof, we agreed to promote, on a preferential basis, the utilization of properties managed by members of the Argentina Building Managers Association. We agreed to provide technical assistance regarding telecommunications technologies, services and infrastructure and to monitor all infrastructure and new service installations in the properties, as well as insurance coverages from the telecommunications companies installing facilities on the properties.

     We also entered into an alliance agreement with YPF S.A.("YPF"), an Argentine oil and gas company engaged in the exploration, development and production of oil and natural gas, as well as the refining, marketing, transportation and distribution of oil and a wide range of petroleum products. YPF has its own service station network, comprised of owned stations and stations owned and/or operated by third parties. Pursuant to the alliance agreement, YPF agreed to refer to us all third-party service stations. In consideration thereof, we agreed to enter into master leases with all YPF and third-party service stations that so choose.

     Our decision to cease telecommunications rights operations in Latin America is expected to result in the termination of these agreements and the loss of our other existing access rights in Argentina and Brazil; however, we believe such loss will be offset by the benefits associated with reduced expenditures for such operations and the ability to redeploy of our assets in our telecommunications services business. See "Description of Business - Discontinued Operations."

DISCONTINUANCE OF TELECOMMUNICATIONS RIGHTS BUSINESS

     All of our Latin American operations are now held for disposition or in the process of liquidation. Ongoing operating costs associated with our efforts to develop our current markets in Argentina and Brazil, an unstable and declining economy in our principal market, Argentina, and the lack of revenues from our second market, Brazil, had been negatively affecting our cash position. Discontinuing our operations in Latin America will help us to preserve existing capital and allow us to dedicate our resources to our telecommunications services business in the U.S. While we expect to incur various costs in connection with the disposition or termination of such operations, which will include legal and other professional fees, we do not believe such costs will be material. We believe such costs will be offset by the benefits associated with reduced expenditures for such operations and the ability to redeploy of our assets in our telecommunications services business. Discontinuation of our Latin American operations will also eliminate the risks associated with international operations, which included substantial foreign currency exchange risk, which risk resulted in currency translations losses in 2001 and anticipated currently translation losses for the first quarter of 2002.

ITEM 2.  DESCRIPTION OF PROPERTY


                                                     GENERAL                  SQUARE       ANNUAL         LEASE
LOCATION                     CITY                    CHARACTER                FEET         RENT           EXPIRATION
--------                     ----                    ---------                ----         ----           ----------

Piedmont Center             Atlanta, Georgia        Principal Executive      31,053       $1,117,000      2005-2007
                                                     Office;  Cypress
                                                     Communications
                                                     Headquarters

1555 Oakbrook                Norcross, Georgia       Network Operations      36,503         $358,000      January 2007
                                                     Center
1501 Fourth Ave.             Seattle, Washington     General Office           3,390         $100,000      December 2005
One River Way                Houston, Texas          General Office           5,188         $137,000      August 2005
1900 Avenue of the Stars     Los Angeles,            General Office           7,065         $236,000      July 2007
                             California

18500 Von Karman             Irvine, California      General Office           1,834           $4,000      April 2003
4851 LBJ Freeway             Dallas, Texas           General Office           7,742         $234,000      September 2005
Landmark Condominium         Boston, Massachusetts   General Office           7,292         $362,000      June 2005

One Financial Plaza*         Fort Lauderdale,        Executive Office         2,584          $24,000      Month-to-Month
Suite 1101                   Florida

Av. Leandro*                 Buenos Aires,           Local Office             3,200           $6,200      Month-to-Month
N. Alem 1002                 Argentina
9th floor


*Indicates property disposed of in 2002 or held for disposition.

     We lease space in 18 additional commercial properties in the United States for general office purposes, network facilities and storage, in each instance under leases that do not contain material financial obligations.

     In March 2002, we decided to relocate our executive offices from Fort Lauderdale, Florida to Atlanta, Georgia following our acquisition of Cypress Communications. We are terminating or expect to terminate month-to-month leases in Fort Lauderdale and Buenos Aires Argentina. We also are currently exploring opportunities to terminate, assign or sublease certain of our other lease obligations in conjunction with ongoing reductions in workforce and retail operations, and as part of our continuing effort to cut costs, refine core business practices, streamline operations, increase productivity, and achieve positive cash flow. We may incur material one-time expenses associated with these activities, including lease termination fees, sublease or assignment fees, brokerage commissions, and tenant improvement costs.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 2001 to vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq OTC Bulletin Board ("OTCBB") under the symbol "USRT." The following table sets forth, for the periods indicated, the high and low bid quotations for the common stock, as reflected on the OTCBB. The following quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

PERIOD                                                          HIGH                     LOW
------                                                          ----                     ----

2001
   Fourth Quarter.........................................    $ 2.00                   $ 0.45
   Third Quarter..........................................      2.50                     1.25
   Second Quarter.........................................      1.63                     1.50
   First Quarter..........................................      2.13                     1.50

2000
   Fourth Quarter.........................................    $ 4.00                  $  1.75
   Third Quarter..........................................      8.00                     3.00
   Second Quarter.........................................     12.25                     5.45
   First Quarter..........................................     15.00                     7.00


     As of April 8, 2002, there were 121 holders of record of our common stock.

     On April 1, 2002, our board of directors announced its approval of the use of up to $500,000 for the repurchase of our common stock on an ongoing basis, depending on market and business conditions. Such purchases would be made on the open market.

     To date, we have not declared or paid any dividends on our common stock. The payment of dividends, if any, is within the discretion of our board of directors and will depend upon our earnings, capital requirements and financial condition and other relevant factors. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain future earnings, if any, for use in our business operations.

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

OVERVIEW

     We are in the development stage and, except for the net gain of approximately $15.5 million on the sale of our old North American operations (as described below) in December 2000, have experienced recurring losses since inception (January 15, 1997). Net loss for the fiscal year ended December 31, 2001 was approximately $8.2 million compared with net income of approximately $2.7 million for the fiscal year ended December 31, 2000. We have had cumulative net losses of approximately $19.8 million since inception. As of December 31, 2001, we had working capital of approximately $1.7 million.

     From December 2000 through March 2002, we provided, and sought to provide, site access and usage rights, which we refer to as telecommunications rights, to telecommunications companies. We only operated in two countries, Argentina and Brazil. We operated in Argentina through RealTel de Argentina, S.A., a majority owned Argentine corporation, and in Brazil through RealTel do Brasil, S.A., a majority owned Brazilian corporation. We obtained telecommunications rights from property owners under long-term, "master lease" agreements. Under our master leases, we received the rights to install communications infrastructure in a property and/or to provide communications services to the property's tenants. In exchange, we paid the property owner a percentage of the revenues that we received from subleasing the telecommunications rights to telecommunications companies.

     As more fully discussed in Notes 2 and 4 to the consolidated financial statements, on December 8, 2000, we completed the sale of substantially all of our then North American assets and operations, including our proprietary database of site information (the "old North American operations"), to Apex Site Management, Inc. For the year ended December 31, 2001, 90% of our revenues were from our Latin American operations.

     As discussed in Note 16 to the consolidated financial statements, in February 2002, the Company completed the acquisition of Cypress Communications through a tender offer and short form merger. At the closing of the tender offer, the Company acquired approximately ninety-four percent (94%) of the outstanding common stock of Cypress Communications. The acquisition of the remaining shares was completed immediately after the closing of the tender through the short form merger of Merger Sub with and into Cypress Communications (the "Merger") with Cypress Communications surviving as a wholly owned subsidiary of the Company.

     Since our inception, we have focused our efforts on raising capital, recruiting and training personnel, adding properties to our property database and marketing these sites. In late 2000 and throughout 2001 we have focused on repositioning the Company, selling our old North American operations and seeking to develop our international telecommunications rights businesses. Most recently we have focused on the acquisition of Cypress Communications (Note 16), and after March 2002, on discontinuing our operations in Latin America (Note 16) and refocusing on property specific telecommunications services. To date, we have received immaterial net revenues from our telecommunications rights operations. Accordingly, we are considered to be in the development stage and our consolidated financial statements represent those of a development stage enterprise. No assurance can be given as to when, or if, we will be able to attain profitable operations.

     We have incurred significant operating losses and experienced negative cash flows from operations since inception. Our ability to continue as a going concern is contingent upon our ability to obtain additional financing or positive cash flow from operations. Moreover, we expect to continue to incur development costs as part of our efforts to achieve profitability. These costs could increase as we pursue new sources of revenues.

CRITICAL ACCOUNTING POLICIES

     The SEC recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.

     We have identified the following as accounting policies critical to us:

REVENUE RECOGNITION

     Monthly rent for leases containing fixed rental increases during their term is recognized on a straight-line basis over the term of the leases. For all other leases, rents are recognized over the term of the leases as earned.

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

LONG-LIVED ASSETS

     The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets, to determine if such sum is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect that reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     We have a history of losses, which have generated sizeable net operating loss carry forwards for both state and Federal tax purposes. We are required under accounting principles generally accepted in the United States of America to record a valuation allowance offsetting our deferred tax assets associated with these net operating loss carry forwards if we are not able to demonstrate that it is more likely than not that we will generate sufficient taxable income in future years to allow us to utilize some or all of the net operating loss carryforwards. Our history of losses precludes us, at this time, from recognizing any of our tax loss carryforwards. If we are able to demonstrate through subsequent profitable operations that it is more likely than not that we will have taxable income, we would then reverse the valuation allowance and reflect the full value of our deferred tax asset at that time.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     REVENUES. Revenues decreased to approximately $282,000 for the year ended December 31, 2001 from approximately $1,720,000 for the year ended December 31, 2000. The decrease in revenues resulted from the sale of our Old North American operations. For the year ended December 31, 2001, revenues of our Argentine operations represented the majority of our consolidated revenues. Revenues for Argentina increased to approximately $253,000 for the year ended December 31, 2001 from approximately $125,000 for the year ended December 31, 2000. The increase in revenues resulted from an increment on sites leased or contracted during the year. Our Brazilian operations have had no revenues to date.

     REVENUES-NET. Revenues-net (after direct costs) also decreased to approximately $117,000 for the year ended December 31, 2001 from approximately $266,000 for the year ended December 31, 2000. Margins increased to approximately 41.5% in 2001 from approximately 15.5% in 2000, reflecting the higher margins on our Argentine operations. Revenues-net for Argentina increased to approximately $143,000 for the year ended December 31, 2001 from a loss of approximately $6,000 for the year ended December 31, 2000. The increase in revenues-net resulted from higher margins applied to contracts signed during 2001.

     OPERATING EXPENSES. Operating expenses decreased to approximately $6,397,000 for the year ended December 31, 2001 from approximately $9,342,000 for the year ended December 31, 2000. In 2001, salaries and benefits decreased to approximately $2,265,000 from approximately $4,808,000 in 2000. In 2001, we reduced our employee headcount as a result of the sale of our old North American operations. Selling, general and administrative expenses decreased in 2001 to approximately $1,434,000 from approximately $3,413,000 in 2000, as a result of the sale of our Old North American operations. The impairment of intangible assets was $750,000 for the write-off of the goodwill and the non-compete agreement in Argentina (Note 6). Professional and investment banking fees were approximately $1,948,000 in 2001 compared to approximately $1,121,000 in 2000, primarily reflecting an increase due to the initial legal expenses related to our expansion in Latin America and additional consulting fees related to support services related to our operations in Argentina.

     INTEREST EXPENSE AND FINANCING COSTS. For the year ended December 31, 2001, interest expense and financing costs decreased to approximately $2,000 from approximately $1,728,000 for the year ended December 31, 2000. The decrease was attributable to the repayment of $4.4 million of debt outstanding after the sale of our old North American operations.

     OTHER INCOME AND EXPENSE. Interest income increased to approximately $262,000 during the year ended December 31, 2001 from approximately $98,000 for the year ended December 31, 2000 as a result of the short term investment of cash surplus resulting from the sale of our old North American operations. The year ended December 31, 2001 included a loss in currency exchange adjustments of approximately $2,145,000 due to fluctuations on the Brazilian currency (Real) and the Argentinean peso. Foreign currency adjustments were insignificant for the year ended December 31, 2000. The net loss on the disposal of assets of approximately $79,000 includes the closing of our offices in Fort Lauderdale, Argentina and Brazil upon the acquisition of Cypress Communications and the closing of our operations in Latin American (Note 16). The net loss on the disposal of assets of approximately $107,000 in 2000 included the closing of our former Chicago corporate office upon the sale of our old North American operations. For the year ended December 31, 2000, other income includes the net gain of approximately $15,533,000 on the sale of our old North American operations.

     INCOME TAXES. For the year ended December 31, 2001, no income tax benefit of our losses was recognized because of the uncertainty in realizing the benefit of our net operating losses. We recorded a net provision for income taxes in the amount of approximately $200,000 for the year ended December 31, 2000 for taxes related to the net gain of approximately $15.5 million on the sale of our old North American operations in December 2000.

     EXTRAORDINARY ITEM - LOSS ON EXTINGUISHMENT OF DEBT. The loss on extinguishment of debt for the year ended December 31, 2000 totaling approximately $455,000 ($.07 per basic and diluted common share) represents the difference between the principal amount of the convertible debenture that was repaid in December 2000 and the net carrying amount at the time of repayment.

     CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES. As more fully discussed in Notes 8(b) and 9(e) to the consolidated financial statements, our results of operations includes a charge of approximately $226,000 ($.04 per basic and diluted common share) for the year ended December 31, 2000 for adopting Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" relating to the valuation of warrants issued in prior years to our directors, and as required by Emerging Issues Task Force clarification issued in November 2000 of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments," we recognized the intrinsic value of a beneficial conversion option of approximately $1,170,000 ($.18 per basic and diluted common share).

     NET INCOME (LOSS). Our net loss for the year ended December 31, 2001 was approximately ($8,236,000) (($1.32) per basic and diluted common share). For the year ended December 31, 2000, our net income was approximately $2,669,000 ($0.41 per basic and diluted common share). Excluding the net gain on the sale of our old North American operations, we would have reported a net loss for 2000 in the amount of approximately ($12,864,000) (($1.99) per basic and diluted common share). This proforma decrease in the net loss resulted from reduced operations after the sale of our old North American operations, as well as, increased efficiencies resulting from the implementation of new policies and procedures we initiated, offset by the increase in consulting fees we paid related to our discontinued Argentine operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we were in the development stage, however, with the acquisition of Cypress Communications the Company will no longer be in the development stage. We have a substantial ongoing investment in business development efforts and expenditures to build infrastructure under past and present business plans to support our future business. Historically, we have been substantially dependent on private placements of our equity securities and debt financing to fund our cash requirements. During 2001, we used the majority of the proceeds from the sale of our old North American operations to develop and expand our international operations.

     In 2001, operating costs associated with our efforts to develop our markets in Argentina and Brazil, cash usage, which included existing commitments entered into prior to the sale of the old North American operations, and a declining economy in Argentina, all negatively affected our cash position during the year. Disposition of our international operations and our efforts to develop our telecommunications services business may continue to impact the Company's cash position and may cause a further decrease in the Company's cash position during 2002. As of December 31, 2002, we had cash and cash equivalents of approximately $2,061,000.

     We have initiated certain actions intended to improve liquidity and operating results. Such actions include, among other things, (i) adjusting staffing levels in all subsidiaries, (ii) implementing cost control procedures by centralizing disbursement approval at corporate level, (iii) reducing operating budgets by focusing on specific initiatives which can result in an immediate impact on the Company's revenues, and (iv) liquidating our Latin American operations. Given the Company's current and expected operating results, it is likely that the Company's available cash position will continue to decline absent an increase in cash generated by operations before we expect it to stabilize. As of March 31, 2002, we had cash and cash equivalents of approximately $10.7 million, including cash from Cypress Communications of $10.2 million.

     We expect that the actual amount and timing of our future needs will depend on our efforts to develop our current market in the United States and costs associated with discontinuing our Latin American operations. In the meantime, we are pursuing various sources of debt and/or equity financing to fund our U.S. operations and corporate overhead until we become profitable. No assurance can be given that we will be able to obtain additional financing on terms acceptable to the Company or at all. Likewise, we may be unsuccessful in expanding our business operations or, if successful, in raising sufficient capital to fund the operations. If we are unable to obtain adequate funds on acceptable terms, our ability to fund our expansion, respond to competitive pressures, become profitable or continue as a going concern would be significantly impaired. Furthermore, if we decide to borrow funds in the future to fund our business, the terms of those borrowings would likely contain restrictive covenants that would limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. These instruments could also require us to pledge assets as security for the borrowings. If we leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. Accordingly, there can be no assurance that our business plan will be consummated.

     As more fully discussed in Note 16 to the consolidated financial statements, in February 2002, we completed a tender offer and short form merger for the acquisition of all the outstanding shares of common stock of Cypress Communications (Note 16). We believe that by capitalizing on Cypress Communications' infrastructure and its customer base, while reducing Cypress Communications' operating costs, we will be able to improve operations at Cypress Communications to the point that such operations will generate positive cashflow, and, therefore, provide the additional cash flow required to improve our cash position. Additionally, the Company is pursuing other potential acquisitions which could provide additional cash flow to the Company, as well as various sources of debt and/or equity financing to support such acquisitions and to fund our working capital requirements. There can be no assurance as to when, if at all, we will be able to effect such operations and, even if affected, whether such operations will meet our business and liquidity objectives.

     As a result of our acquisition of Cypress Communications, we assumed, at such subsidiary level, all of the liabilities of Cypress Communications. Such liabilities include operating lease commitments, primarily related to former office space, and license agreements with property owners and/or operators of several office buildings.

     Given the Company's current and expected operating results, it is likely that the Company's available cash position will continue to decline absent an increase in cash generated by operations before we expect it to stabilize. Our cash flow needs for the upcoming year will be covered with our current cash resources and the additional revenues from our newly acquired operations in the U.S. The Company does not expect to use outside sources of funding. We believe that cash used in operations should decline as we continue into the year 2002, and by the end of year 2002 or the beginning of 2003 should stabilize. We cannot, however, give any assurance as to the attainment of additional revenues from our newly acquired operation in the U.S., whether the costs which we will incur in disposing of our Latin American operations, will, in fact, be immaterial, the effectiveness of an overall reduction in our cash used in operating activities or the availability of outside funding. The consolidated financial statements do not include any adjustments that might result from these uncertainties and were prepared based on the assumption that the Company will continue as a going concern and as such, reference is made to the report issued by our Independent Certified Public Accountants, regarding issues that raise substantial doubt about the Company's ability to continue as a going concern.

     Net cash used in our operations was approximately $5,671,000 for the year ended December 31, 2001 versus approximately $8,289,000 for the year ended December 31, 2000. The decrease in net cash used for operating activities in 2001 was primarily due to the lower cash requirements from the general Latin America operations as compared with the old North American operations net of the additional consulting fees paid for the Argentinean initiatives.

     Cash used in investing activities was approximately $744,000 for the year ended December 31, 2001, as compared with proceeds of approximately $15,045,000 for the year ended December 31, 2000. Cash used in 2001 was primarily for the purchase of a 20% minority stockholder in the Argentinean subsidiary. The Company paid $600,000 in cash and issued a note payable for $300,000 upon the execution of the agreement. After the transaction, the Company's ownership percentage increased to 71%. Cash provided in 2000 was primarily from the sale of our old North American operations. Cash used in 2001 was primarily due to our additional investment in our Latin American operations.

     Our primary sources of liquidity have been through the issuance of common stock and convertible debentures, as well as proceeds from the sale of our old North American operations in December 2000. Cash used in financing activities was approximately $1,035,000 for the year ended December 31, 2001 and approximately $1,465,000 for the year ended December 31, 2000. Cash used during 2001 was $800,000 to pay for the acquisition of treasury stock (Note 10 to the Consolidated Financial Statements), $35,000 for the repayment of advances from shareholders (Note 11 to the Consolidated Financial Statements), $150,000 for the repayment of notes payable and $50,000 for the payment for the release of warrants issued under a now discontinued customer-offering program (Note 9 to the Consolidated Financial Statements). During 2000, we used proceeds of $2,855,000 from the issuance of convertible debentures and from interim bridge financing to fund our operating losses and used $4,355,000 of the proceeds of the sale of our old North American operations to repay those obligations in December 2000.

     We do not consider our business seasonal in nature causing any unusual liquidity issues.

FOREIGN EXCHANGE RISK

         Exchange rates in Argentina and Brazil may be highly volatile. We never have had any hedging contracts or other financial instruments outstanding, which would mitigate the effect of a currency translation loss. Our operations for the first quarter of 2002 were subject to, and are expected to be, adversely affected by changes in the exchange rate with Argentina. Furthermore, our ability to repatriate any assets from the liquidation of our Latin American operations to the United States may be limited by laws or regulations enacted by the foreign countries in which we operated.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires the Company, upon adoption of SFAS 142, to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

         The Company's previous business combinations were accounted for using the purchase method. During December 2001, the Company decided to write-off the carrying amount of goodwill due to the uncertainties in the Argentina economy, which had a net carrying amount of $575,000 (see Note 6). As of December 31, 2001, the Company had other intangible assets of $175,000. Amortization expense during the year ended December 31, 2001 was $150,000. The Company does not expect the adoption of SFAS 142 will have a significant impact on its consolidated results of operations, financial position or cash flows.

         In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. This Statement retains the fundamental provisions of FAS 121 for the recognition and measurement of impairment, but amends the accounting and reporting standards for segments of business to be disposed of. During 2002, the provisions of this Statement will have an impact on the Company because of the disposition of the Latin America operations. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 144 will impact its financial position and results of operations.

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

     In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-KSB, our annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise. See "Special Cautionary Statement Regarding Forward-Looking Statements."

OUR SHORT OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT OUR SUCCESS

     Our business was founded in January 1997, and we have a short operating history and limited historical financial and operating data with respect to our business. We have limited commercial operations, have recognized limited revenues since our inception and have incurred significant operating losses and negative cash flows from operations since inception. Moreover, our operations in Argentina and in Brazil are now held for disposition or in the process of being liquidated and we may incur losses or liabilities in connection with the disposition or liquidation of such operations.

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT SUCCEED

     We have not validated our business model and strategy. We believe that the combination of our unproven business model and the highly competitive and fast-changing telecommunications market in which we compete makes it impossible to predict the extent to which our business model will achieve market acceptance or our overall success.

     To be successful, we must develop, market and implement the various components of our business strategy at widely accepted prices that cover both our operating expenses and our significant development costs. We may never be able to achieve significant market acceptance, favorable operating results or profitability or generate revenues sufficient to cover our capital and operating costs. We will continue to make substantial expenditures before we know whether our business plan can be successfully executed. As a result of these potential issues, there is a risk that our business will fail. In addition, there is no assurance that our growth strategies, including the acquisition of complementary businesses will be successful or occur at all.

DEMAND FOR OUR SERVICES IS UNCERTAIN

     There is no assurance that there will be a demand for our services in the marketplace or that we will be successful in raising the capital necessary for deployment. Our inability to deploy existing and new technologies and services could adversely affect our ability to sustain current revenue streams or to attract new customers. Additionally, there is no assurance that our customers will not default on their obligations to us. Our ability to be successful depends upon continued and growing demand by small and medium-sized businesses for integrated telecommunications services, the expansion of properties and our ability to foster demand through our marketing of our services. Failure to generate this demand will have a material adverse effect to our business.

WE ARE A DEVELOPMENT-STAGE COMPANY THAT HAS NOMINAL REVENUES

     Since inception, our efforts have been devoted to the development of our principal businesses and to raising capital. We have received nominal revenues and accordingly, through December 31, 2001, we are considered to be in the development stage. We may not achieve or sustain positive EBITDA (earnings before non-cash equity transactions, interest, taxes, depreciation and amortization), operating income or net income in the future. To date, we have incurred operating losses and negative cash flow from operating activities on both an annual and quarterly basis. In 2001, we had operating losses of approximately $6.3 million and negative cash flow from operating activities of approximately $5.7 million. We expect our operating losses and negative cash flow from operating activities to continue.

     We expect that the actual amount and timing of our future capital requirements will depend on the demand for our services and on regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. See the Report of Independent Certified Public Accountants regarding certain uncertainties that may affect the Company's ability to continue as a going concern.

WE MUST ATTRACT AND RETAIN KEY PERSONNEL IN ORDER TO IMPLEMENT OUR BUSINESS PLAN

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

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH, WHICH COULD HARM OUR BUSINESS

     If we are successful in implementing our business plan, our operations may expand rapidly. Such rapid expansion could place a significant strain on our management, financial and other resources. Our ability to manage future growth, if it occurs, will depend on, among other things, our ability to: (1) control expenses related to our business plan; (2) maintain responsive customer service;
(3) improve existing, and implement new, billing and collections, operational support and administrative systems; and (4) expand, train and manage our employee base, in particular qualified sales, technical and managerial personnel. The failure to manage our growth effectively would impair our business and operational performance. We may not be able to maintain the quality of our operations, to control our costs, and to expand our internal management, technical, information and accounting systems in order to support our desired growth.

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

THE SECTOR IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     The numerous companies that may seek to enter our niche may expose us to greater price competition for our services. We expect competition to intensify in the future. We expect significant competition from traditional and new in-building competitors. Some of these competitors have sought to develop exclusive relationships with building owners. To the extent these competitors are successful, we may face difficulties in expanding our portfolio of properties and our ability to generate revenues from subleases, and to leverage new additions to our portfolio to introduce our services, such as occupant services. Competition could also result in a diminution of our net revenue margins.

ALTERNATIVE TECHNOLOGIES POSE COMPETITIVE THREATS

     The communications industry is subject to rapid and significant technological change, such as continuing developments in digital subscriber line technology and alternative technologies for providing high-speed data communications. In addition to fiber-optic technology, there are other technologies, such as DSL and wireless technology that provide more capacity and speed than traditional copper wire transmission technology. Our success in improving and expanding our operations and services will depend on our ability to anticipate or adapt to new technology on a timely basis. The development of new technologies or the significant penetration of alternative technologies into our target market may either reduce the demand for our services, require us to devote important capital, and human and technical resources to upgrade, reconfigure or replace our current or future technology or some combination of each of these, and consequently could have a material adverse effect on our business.

RETAINED CONTROL BY OUR PRINCIPAL STOCKHOLDERS MAY CREATE CONFLICTS OF INTEREST

     The concentration of ownership of our stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or a tender offer which could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own a substantial percentage of the outstanding common stock. If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies as well as other significant corporate matters such as charter and bylaw amendments and possible mergers or corporate control contests. For example, the written consent of these stockholders in lieu of a meeting was sufficient to approve the sale of our North American operations to Apex Site Management, Inc. in December 2000.

THE EXERCISE OF OUTSTANDING SECURITIES MAY HAVE A DILUTIVE EFFECT

     We have outstanding warrants and options with exercise prices ranging from $0.01 per share to $10.00 per share. The exercise of these securities could have a dilutive effect with respect to holders of our common stock. As of March 31, 2002, the total number of shares issuable by us under outstanding warrants and options was approximately 5,140,143.

ITEM 7.  FINANCIAL STATEMENT


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants......................................................         26

Consolidated Balance Sheet..............................................................................         27

Consolidated Statements of
Operations..............................................................................................      29-30

Consolidated Statements of Stockholders' Equity.........................................................      31-33

Consolidated Statements of Cash Flows...................................................................      34-35

Notes to Consolidated Financial Statements..............................................................      36-52

                             Report of Independent
                          Certified Public Accountants

Board of Directors
U.S. RealTel, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of U.S. RealTel, Inc. (a Development Stage Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and for the cumulative period from inception (January 15, 1997) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. RealTel, Inc. at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, and for the cumulative period from inception (January 15, 1997) through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 3 and 16 to the consolidated financial statements, the Company has decided to discontinue its operations in Latin America including the Argentine operations, which represented the majority of the consolidated revenues for the year ended December 31, 2001 and the Company continues to have cumulative losses since inception and negative cash flows from operations. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 3 and
16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9(e), effective January 1, 2000, the Company changed its method for accounting for director options and as discussed in Note 8(b), effective October 1, 2000 its method of accounting for beneficial conversion features of convertible instruments.


                                                            /s/ BDO SEIDMAN, LLP


Miami, Florida
February 22, 2002, except for
Notes 6 and 16,
which are as of
March 20, 2002

                                                               U.S. REALTEL, INC
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                     CONSOLIDATED BALANCE SHEETS


====================================================================================================================================

December 31,                                                                         2001                   2000
------------                                                                      -----------            ----------

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                                       $ 2,061,060            $9,425,071
  Accounts receivable                                                                  39,903               259,888
  Prepaid expenses                                                                    133,838               132,196
                                                                                    ---------            ----------

TOTAL CURRENT ASSETS                                                                2,234,801             9,817,155
                                                                                    ---------            ----------

PROPERTY AND EQUIPMENT (Note 5)
  Property and equipment                                                              122,923               228,015
  Less accumulated depreciation                                                       (68,343)              (48,873)
                                                                                    ---------            ----------

NET PROPERTY AND EQUIPMENT                                                             54,580               179,142

OTHER ASSETS                                                                           92,354                12,188
                                                                                    ---------            ----------
                                                                                  $ 2,381,735           $10,008,485
                                                                                    =========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses (Note 7)                                  $   463,228              $862,122
  Income tax payable (Note 12)                                                             --               200,000
  Due to stockholder                                                                       --                35,000
  Current portion of note payable (Note 6)                                            100,000                    --
                                                                                    ---------            ----------

TOTAL CURRENT LIABILITIES                                                             563,228             1,097,122
                                                                                    ---------            ----------

DEFERRED INCOME                                                                        88,346               314,074
                                                                                    ---------            ----------

LONG TERM PORTION OF NOTE PAYABLE (Note 6)                                             50,000                    --
                                                                                    ---------            ----------

CONVERTIBLE NOTE PAYABLE WITH RELATED PARTY (Note 8(a))                                    --             1,500,000
                                                                                    ---------            ----------

COMMITMENTS AND CONTINGENCIES (Notes 9, 13 and 14)

STOCKHOLDERS' EQUITY (Note 9)
  Preferred stock, $.001 par value; 5,000,000 shares authorized - none
    issued                                                                                 --                    --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    6,467,808 issued and outstanding shares                                             6,468                 6,468
  Additional paid-in capital                                                       19,598,760            18,148,760
  Accumulated deficit during the development stage                                (19,293,644)          (11,057,939)
  Accumulated other comprehensive income                                            2,168,577                    --
                                                                                   ----------            ----------

                                                                                    2,480,161             7,097,289
  Less:  Treasury Stock, at cost; 533,333 shares (Note 10)                           (800,000)                   --
                                                                                   ----------            ----------

TOTAL STOCKHOLDERS' EQUITY                                                          1,680,161             7,097,289
                                                                                   ----------            ----------

                                                                                  $ 2,381,735           $10,008,485
                                                                                    =========            ==========

====================================================================================================================================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               U.S. REALTEL, INC
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

====================================================================================================================================



                                                                         Cumulative
                                                                       Amounts from
                                                                            Date of
                                                                          Inception
                                                                       (January 15,
                                                                               1997)
                                                                            Through          Year ended            Year ended
                                                                       December 31,        December 31,          December 31,
                                                                               2001                2001                  2000
                                                                        -----------         -----------           -----------

Revenues (Note 14)                                                       $2,456,046            $282,118            $1,720,082

Direct Costs                                                              1,968,231             164,881             1,454,232
                                                                          ---------             -------             ---------
Revenues - net of direct costs                                              487,815             117,237               265,850
                                                                            -------             -------               -------

Operating Expenses

   Salaries and benefits (Notes 9 and 13)                                12,537,290           2,264,977             4,807,919
   General and administrative (Note 11)                                   8,477,933           1,433,591             3,413,041
   Impairment of assets (Note 6)                                            750,000             750,000                    --
   Professional and investment banking fees (Notes 9 and 10)              5,501,684           1,948,031             1,120,855
                                                                          ---------           ---------             ---------

Total operating expenses                                                 27,266,907           6,396,599             9,341,815
                                                                        -----------          ----------             ---------

Operating loss                                                          (26,779,092)         (6,279,362)           (9,075,965)
                                                                        -----------          ----------            ----------

Other Income (Expense)
  Interest income                                                           431,863             262,067                98,192
  Other income                                                               82,305               8,085                    --
  Interest expense and financing costs (Notes 8 and 9)                   (4,732,017)             (2,291)           (1,727,987)
  Exchange Loss                                                          (2,144,842)         (2,144,842)                   --
  Net loss on disposal of assets                                           (186,137)            (79,362)             (106,775)
  Net gain on sale of North American operations (Note 4)                 15,532,620                  --            15,532,620
                                                                         ----------           ---------            ----------

Total other income (expense) - net                                        8,983,792          (1,956,343)           13,796,050
                                                                         ----------          ----------            ----------

Income (loss) before income taxes, extraordinary item and
    cumulative effect of changes in accounting principles               (17,795,300)         (8,235,705)            4,720,085

Income Taxes (Note 12)                                                      200,000                  --               200,000
                                                                            -------           ---------               -------

Income (loss) before extraordinary item and cumulative
  effect of changes in accounting principles                            (17,995,300)         (8,235,705)            4,520,085

Extraordinary Item - loss on extinguishment of debt
  (Note 8(b))                                                               455,000                  --               455,000

Cumulative Effect of Changes in Accounting Principles
    (Notes 8(b) and 9(e))                                                1,396,000                  --             1,396,000
                                                                         ---------           ----------             ---------

Net Income (Loss)                                                      $(19,846,300)        $(8,235,705)           $2,669,085
                                                                        ===========        ============            ==========

Net Income (Loss) Per Common Share
    Income (loss) before extraordinary item and cumulative
        effect of changes in accounting principles                                               $(1.32)                $0.70
    Extraordinary item                                                                               --                 (0.07)
    Cumulative effect of changes in accounting principles                                            --                 (0.22)
                                                                                            -----------                 -----




Net Income (Loss) Per Common Share - Basic and Diluted                                       $     (1.32)        $      0.41
                                                                                              ==========          ==========

Weighted Average Common Shares Outstanding                                                     6,245,600           6,461,558
                                                                                              ==========          ==========


                                                                                                                  Year Ended
                                                                                                                 December 31,
                                                                                                                     2000
                                                                                                                 ------------
Pro Forma Assuming the Changes in Accounting Principles were
    Applied Retroactively (Notes 8(b) and 9(e))
        Income (loss) before extraordinary item                                                                   $ 4,520,085
                                                                                                                  ===========
        Income (loss) per common share - basic and diluted                                                        $      0.70
                                                                                                                  ===========
        Net income (loss)                                                                                         $ 4,065,085
                                                                                                                  ===========
        Net income (loss) per common share - basic and diluted                                                    $      0.63
                                                                                                                  ===========

====================================================================================================================================


                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

====================================================================================================================================


                                                                     Accumu-               Accumu-
                                                                      lated                 lated
                                                                    Deficit                 Other
                                Common Stock    Additional       During the     Compre-   Compre-      Treasury Stock
                               --------------      Paid-in         Develop-     hensive   hensive     ---------------
                               Shares   Amount     Capital       ment Stage        Loss    Income     Shares   Amount        Total
                             ---------  ------  ----------   --------------    --------   -------     ------   ------    ---------

Balance, at January 15,
     1997                           --  $   --    $     --     $        --     $     --   $    --     $   --   $   --    $      --

Issuance of Shares of        4,204,000   4,204     722,408              --           --        --         --       --      726,612
     Common Stock

Conversion of Debt into
     Common Stock                5,000       5      24,995              --           --        --         --       --       25,000

Warrants Exercised for Cash     43,750      44     174,956              --           --        --         --       --      175,000

Warrants Issued to Placement
    Agent for Bridge                --      --      10,000              --           --        --         --       --       10,000
Financing

Warrants Issued to Holder
of  Bridge Financing                --      --      10,000              --           --        --         --       --       10,000

Net Loss                            --      --          --      (1,134,708)          --        --         --       --   (1,134,708)

Net Loss of LLC and "S"
    Corporation Prior to
    Becoming a "C"
    Corporation                     --      --    (552,656)        552,656           --        --         --       --           --
                             ---------   -----    --------      ----------     --------   -------     ------   -------    ---------

Balance, at December 31,
   1997                      4,252,750   4,253     389,703        (582,052)          --        --         --       --     (188,096)
Interest Expense Related to
   Conversion Rate of
   Convertible Debentures           --      --     627,000              --           --        --         --       --      627,000

Issuance of Shares of
    Common Stock for Cash      575,000     575   2,117,425              --           --        --         --       --    2,118,000

Conversion of Debentures
    into Common Stock          518,750     519   3,418,266              --           --        --         --       --    3,418,785

Stock Options Exercised for
    Cash                         4,000       4      19,106              --           --        --         --       --       19,110

Stock Option Compensation           --      --      69,000              --           --        --         --       --       69,000

Noncash Issuance of
    Common Stock for:
    Investment Banking
        Services                13,750      13         (13)             --           --        --         --       --           --

    Cancellation of
Investment
        Banking Agreement       83,395      83     833,917              --           --        --         --       --      834,000
    Services Rendered for
        Issuance of              7,500       8      54,992              --           --        --         --       --       55,000

Debentures
    Noncash Issuance
of Options and Warrants
for Cancellation of
        Investment Banking
        Agreement                   --      --      65,000              --           --        --         --       --       65,000


                                                                     Accumu-               Accumu-
                                                                       lated                 lated
                                                                     Deficit                 Other
                                Common Stock       Additional     During the      Compre-  Compre-      Treasury Stock
                               --------------         Paid-in       Develop-      hensive  hensive     ---------------
                               Shares   Amount        Capital     ment Stage         Loss   Income     Shares   Amount       Total
                             ---------  ------     ----------    -----------   ----------  -------     ------   ------       -----

    Bridge Financing                --      --         26,000             --           --       --         --       --       26,000

    Directors Fees                  --      --         74,000             --           --       --         --       --       74,000

    Issuance and Conversion
        of Debentures into
        Common Stock                --      --        241,000             --           --       --         --       --      241,000

Net Loss                            --      --             --     (7,401,299)          --       --         --       --   (7,401,299)
                             ---------   -----     ----------    -----------   ----------  -------     ------   ------   ----------

Balance, at December 31,
    1998                     5,455,145   5,455      7,935,396     (7,983,351)          --       --         --       --      (42,500)

Issuance of Shares of
    Common Stock for Cash      963,115     963      5,782,638             --           --       --         --       --    5,783,601

Stock Options Exercised
    for Cash                    24,548      25        117,253             --           --       --         --       --      117,278

Non cash Issuance of Warrants
for:
    Investment Banking
        Services                    --      --        170,500             --           --       --         --       --      170,500

Issuance of Convertible
    Debenture                       --      --      1,170,000             --           --       --         --       --    1,170,000

Interest Expense Related to
    Conversion Rate of
    Convertible Debenture           --      --        225,000             --           --       --         --       --      225,000

Stock Option Compensation           --      --         38,888             --           --       --         --       --       38,888

Net Loss                            --      --             --     (5,743,673)          --       --         --       --   (5,743,673)
                             ---------   -----     ----------    -----------   ----------  -------     ------   ------   ----------

Balance, at December 31,
    1999                     6,442,808   6,443     15,439,675    (13,727,024)          --       --         --       --    1,719,094

Noncash Issuance of
    Options & Warrants for:

    Directors Fees                  --      --        376,000             --           --       --         --       --      376,000

    Interim Bridge                  --      --        574,000             --           --       --         --       --      574,000

    Financing Warrant
    Offering Program                --      --         50,000             --           --       --         --       --       50,000

Interest Expense Related to
    Conversion Rate of
    Convertible Debentures          --      --      1,170,000             --           --       --         --       --    1,170,000

Warrants Exercised for Cash     25,000      25            225             --           --       --         --       --          250

Stock Option Compensation           --      --        538,860             --           --       --         --       --      538,860

Net Income                          --      --             --      2,669,085           --       --         --       --    2,669,085
                             ---------   -----     ----------    -----------   ----------  -------    -------   ------   ----------

Balance, at December 31,
     2000                    6,467,808   6,468     18,148,760    (11,057,939)          --       --         --       --    7,097,289

Conversion of Debt into
     Common Stock of a
     Subsidiary  (Note 8a)          --      --      1,500,000             --           --       --         --       --    1,500,000

Warrants repurchased (Note 9)       --      --        (50,000)            --           --       --        --        --      (50,000)

Acquired 533,333 shares of          --      --             --             --           --       --    533,333 (800,000)    (800,000)
treasury stock (Note 10)

Net Loss                            --      --             --     (8,235,705)  (8,235,705)      --         --       --   (8,235,705)


                                                                  Accumu-                  Accumu-
                                                                    lated                    lated
                                                                  Deficit                    Other
                              Common Stock       Additional    During the      Compre-     Compre-     Treasury Stock
                           ------------------       Paid-in      Develop-      hensive     hensive   ------------------
                              Shares   Amount       Capital    ment Stage         Loss      Income    Shares     Amount        Total
                           ---------  -------   -----------  ------------  -----------  ----------   -------   --------   ----------


Cumulative Effect on
    Exchange Rates                --       --            --           --     2,168,577   2,168,577    --        --         2,168,577
                                                                           ___________
Comprehensive Loss         _________  _______   ___________  ____________  $(6,067,128) __________   _______   ________   _________
                                                                           ===========
Balance, at December 31,
2001                       6,467,808   $6,468   $19,598,760  $(19,293,644)              $2,168,577   533,333  ($800,000)  $1,680,161
                           =========  =======   ===========  ============               ==========   =======   ========   ==========


====================================================================================================================================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

====================================================================================================================================


                                                                          Cumulative
                                                                        Amounts from
                                                                             Date of
                                                                           Inception
                                                                         (January 15,
                                                                                1997)
                                                                             Through           Year ended          Year ended
                                                                         December 31,         December 31,        December 31,
                                                                                2001                 2001                2000
                                                                        -----------          -----------          -----------
Cash Flows From Operating Activities
  Net income (loss)                                                      $(19,846,300)        $(8,235,705)         $2,669,085
  Adjustments to reconcile net income (loss) to net cash used in operating activities
    Depreciation and amortization                                             436,507             202,353             135,530
    Impairment of assets                                                      750,000             750,000                  --
    Gain on sale of North American operations                             (15,532,620)                 --         (15,532,620)
    Unrealized Exchange Loss                                                2,093,000           2,093,000                  --
    Loss on disposal of assets                                                186,137              79,362             106,775
    Amortization of deferred financing costs                                   72,500                  --                  --
    Noncash equity transactions charged to operation (Note 9)               7,704,248                  --           3,878,860
    Changes in assets and liabilities, net of dispositions
      Increase in accounts receivable                                         (44,000)            215,888            (235,621)
      Increase in prepaid expenses                                           (172,588)            (40,392)           (105,827)
      Increase in accounts payable and accrued  expenses                      500,978            (361,144)            119,901
      Increase in income tax payable                                               --            (200,000)            200,000
      Increase in deferred income                                             401,823            (174,437)            474,975
                                                                              -------            ---------            -------

Net cash used in operating activities                                     (23,450,315)         (5,671,075)         (8,288,942)
                                                                          ===========           ==========          =========

Cash Flows From Investing Activities
  Net proceeds from sale of North American operations                      15,270,434                  --          15,270,434
  Purchase of minority interest                                              (600,000)           (600,000)                 --
  Acquisition costs                                                           (81,686)            (81,686)                 --
  Capital expenditures                                                       (582,045)            (61,974)           (237,293)
  (Increase) decrease in other assets                                         (64,688)                 --              12,154
                                                                             --------             -------              ------

Net cash provided by (used in) investing activities                        13,942,015            (743,660)         15,045,295
                                                                           ==========            ========          ==========

Cash Flows From Financing Activities
  Proceeds from issuance of common stock, stock
    options and warrants exercised, net of related costs                   $8,883,636                  --                 250
  Proceeds from issuance of notes payable/debentures                        6,753,000                  --           1,500,000
  Proceeds from issuance of interim bridge financing                        1,355,000                  --           1,355,000
  Repayment of interim bridge financing                                    (1,355,000)                 --          (1,355,000)
  Repayment of notes payable                                               (3,303,000)           (150,000)         (3,000,000)
  Advances from stockholder                                                   145,000                  --              35,000
  Repayment of advances from stockholder                                     (145,000)            (35,000)                 --
  Payment for release of warrants issued under an
     offering program                                                         (50,000)            (50,000)                 --
  Payment for acquisition of treasury stock                                  (800,000)           (800,000)                 --
                                                                             --------            --------           ---------

Net cash provided by (used in) financing activities                        11,483,636          (1,035,000)         (1,464,750)
                                                                           ==========          ==========          ==========

Effect of Exchange Rates Changes in Cash                                       85,724              85,724                  --
                                                                            ---------           ---------          ----------

                                                                           Cumulative
                                                                         Amounts from
                                                                              Date of
                                                                            Inception
                                                                         (January 15,
                                                                                 1997)
                                                                              Through             Year ended         Year ended
                                                                         December 31,            December 31,       December 31,
                                                                                 2001                   2001               2000
                                                                        ------------            -----------         -----------

Net Increase (Decrease) in Cash and Cash Equivalents                        2,061,060            (7,364,011)          5,291,603
Cash and Cash Equivalents, at beginning of year                                    --             9,425,071           4,133,468
                                                                          -----------             ---------           ---------
Cash and Cash Equivalents, at end of year                                $  2,061,060           $ 2,061,060          $9,425,071
                                                                          ===========            ==========           =========
Supplemental Disclosure of Cash Flow Information
  Interest paid                                                          $    581,809           $     1,480           $ 406,272
                                                                          -----------            ----------            --------
  Taxes paid                                                             $    241,520           $   241,520           $      --
                                                                          -----------            ----------            --------
Supplemental Disclosures of Noncash Investing and Financing Activities
  Notes payable/debentures converted into common stock of a subsidiary    $ 1,500,000           $ 1,500,000           $      --
  Note issued in connection with a non compete agreement                      300,000               300,000                  --
  Notes payable/debentures converted into common stock                      2,100,000                    --                  --
  Noncash equity transactions charged to operations (Note 8)                7,704,248                    --           3,878,860
  Warrants issued for financing costs                                          20,000                    --                  --
  Warrants related to Convertible Debenture and interim
    bridge financing (Note 9(b) and (d))                                    1,744,000                    --             574,000



====================================================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The Company's subsidiaries at December 31, 2001 are listed below:

                                                                             Percent
                                          Location                             Owned                   Description
                                          --------                           -------                   -----------

RealTel de Argentina, S.A.                Argentina                           71%                      Development stage
                                                                                                       foreign subsidiary

RealTel do Brasil, S.A.                   Brazil                              89%                      Development stage
                                                                                                       foreign subsidiary

RealTel Consulting, Inc.                  Chicago, Illinois                  100%                      Inactive subsidiary

    The consolidated financial statements include the accounts of the Company and its subsidiaries that are more than 50% owned (Note 16).

    All significant intercompany transactions and balances between the companies included in the consolidation are eliminated.

CASH AND CASH EQUIVALENTS

    Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash.

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

REVENUE RECOGNITION

    Monthly rent for leases containing fixed rental increases during their term is recognized on a straight-line basis over the term of the leases. For all other leases, rents are recognized over the term of the leases as earned.

    One-time initial license and review fees received, and related direct costs incurred, at lease inception are deferred and recognized on a straight-line basis over the lease terms.

    Contingent rentals, such as rentals based on sales levels of subleases, are recognized when earned, as targeted levels are achieved.

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

ADVERTISING COSTS

    Advertising costs, aggregating $130,000 in 2001, $191,000 in 2000 and $481,000 from inception to December 31, 2001, are expensed as incurred.

TRANSLATION OF FOREIGN CURRENCY

    At December 31, 2001, the Company's subsidiaries were based and operating in Argentina and Brazil. The functional currency for statutory purposes was the Argentine Peso and Brazilian Real. The foreign financial statements have been translated to United States Dollars ("U.S. Dollars") using a methodology consistent with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Assets and liabilities were translated to U.S. Dollars at the rate prevailing on the balance sheet date and the statements of operations have been translated from the functional currency to U.S. Dollars using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of shareholders' equity.

    Gains and losses resulting from foreign currency transactions are included in other income and expenses.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, note payable and due to stockholder. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 2001 and 2000. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

LONG-LIVED ASSETS

    The Company periodically reviews the carrying value of its properties and long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value.

TAXES ON INCOME

    Prior to August 8, 1997, the Company was taxed as a limited liability company and from August 8, 1997 to November 3, 1997 the Company was taxed as an "S" corporation. Any income or losses prior to November 4, 1997 are recognized on the individual stockholders' income tax returns. Effective November 4, 1997, the Company began to be taxed as a "C" corporation. The net loss of $552,656 prior to November 4, 1997 was reclassified to additional paid-in capital.

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

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

    Basic earnings per share ("EPS") is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. Shares of common stock issuable upon the exercise of options (542,388 and 487,388 shares in 2001 and 2000) and warrants (1,947,755 and
2,045,043 shares in 2001 and 2000, respectively) are antidilutive and are not included in the computation of shares outstanding.

COMPREHENSIVE INCOME (LOSS)

    The Company has implemented SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has reported comprehensive income from the cumulative effect on exchange rates for the amount of $2,168,577 in 2001, $0 in 2000 and $2,168,577 from inception to December 31, 2001. The Company had no other material transactions that are required to be reported in comprehensive income or loss.

ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect that reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires the Company, upon adoption of SFAS 142, to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

    The Company's previous business combinations were accounted for using the purchase method. During December 2001, the company decided to write-off the carrying amount of goodwill and other intangible asset, both related to the Argentinean operations, after the Company decided to discontinue its telecommunications rights operations in Latin America (Note 16). Amortization expense during the year ended December 31, 2001 was $150,000. The Company does not expect that the adoption of SFAS 142 will have a significant impact on its consolidated results of operations, financial position or cash flows.

    In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. This Statement retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. During 2002, the provisions of this Statement will have an impact on the Company because of the discontinuance of the Latin American operations. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 144 will impact its financial position and results of operations.

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

    The Company's primary business is to provide comprehensive data, voice and video communications services to businesses located in commercial office buildings in select major metropolitan markets within the United States. The Company has operated in this segment since the acquisition of Cypress Communications in February 2002 (Note 16). During 2001 and through most of the first quarter of 2002, the Company's business also included leasing telecommunication rights from owners of real property for sublease to telecommunications providers requiring access to real estate for their services to reach building occupants and/or for placement of antenna networks, all of which operations were being conducted outside of the U.S., in Argentina and Brazil. In March 2002, the Company decided to discontinue the operations in Latin America (Note 16). In December 2000, the Company sold its then existing North American operations (Note 4) and entered into a two-year noncompete agreement with respect to the wholesale future business in North America, Mexico and certain parts of Europe. During 1998, the Company established a separate wholly owned finance subsidiary (inactive) and a 71%-owned Argentinean subsidiary (see Note 8(a)). In February 2000, the Company established an 89%-owned Brazilian subsidiary. The minority interests of both international subsidiaries are substantially owned by related parties. For purposes of the accompanying consolidated financial statements, the Company has expensed all amounts advanced to the Argentinean and Brazilian subsidiaries until they become operational and such advances are considered recoverable. Accordingly, no minority interest is recognized in the consolidated financial statements. The net losses of the Argentinean and Brazilian subsidiaries included in the consolidated financial statements were approximately $5,287,000 and $2,777,000 in 2001 and 2000, respectively, and $9,184,000 since inception.

    Since our inception, we have focused our efforts on raising capital, recruiting and training personnel, adding properties to our property database and marketing these sites. In late 2000 and throughout 2001 we have focused on repositioning the Company, selling our old North American operations and seeking to develop our international telecom rights businesses. Most recently we have focused on the acquisition of Cypress Communications (Note 16), and after March 2002, on discontinuing our operations in Latin America (Note 16) and refocusing on property specific telecommunications services. To date, we have received immaterial net revenues from our telecommunications rights operations. Accordingly, we are considered to be in the development stage and our consolidated financial statements represent those of a development stage enterprise. No assurance can be given as to when, or if, we will be able to attain profitable operations.

3. LIQUIDITY

    As reflected in the accompanying consolidated financial statements, the Company has cumulative losses since inception and has negative cash flows from operations. In 2001, operating costs associated with our efforts to develop our markets in Argentina and Brazil, our corporate burn rate, which included existing commitments entered into prior to the sale of the old North American operations, and a declining economy in Argentina, all negatively affected our cash position during the year. Disposition of our international operations and our efforts to develop our telecommunications services business may continue to impact the Company's cash position and may cause a further decrease in the Company's cash position during 2002. As of December 31, 2001, we had cash and cash equivalents of approximately $2,061,000.

    Management initiated during the third quarter 2001 certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) adjusting staffing levels in all subsidiaries, (ii) implementing cost control procedures by centralizing disbursement approval at corporate level, (iii) reducing operating budgets by focusing on specific initiatives which can result in an immediate impact on the Company's revenues, and (iv) implementing steps to reduce pricing in an attempt to increase sales volume within our core business.

    As more fully discussed in Note 16 to the consolidated financial statements, in February 2002, we completed a tender offer and short form merger for the acquisition of all the outstanding shares of common stock of Cypress Communications (Note 16). We believe that by capitalizing on Cypress Communications' infrastructure and its customer base, while reducing Cypress Communications' operating costs, we will be able to improve operations at Cypress Communications to the point that such operations will generate positive cashflow, and, therefore, provide the additional cash flow required to improve our cash position. Additionally, the Company is pursuing other potential acquisitions which could provide additional cash flow to the Company, as well as various sources of debt and/or equity financing to support such acquisitions and to fund our working capital requirements. There can be no assurance as to when, if at all, we will be able to effect such operations and, even if affected, whether such operations will meet our business and liquidity objectives.

    In March 2002, the Company decided to discontinue its telecommunications rights operations in Argentina and Brazil, which are now held for disposition or in the process of liquidation (Note 16).

     Given the Company's current and expected operating results, including the addition of Cypress Communications and its potential restructuring, we believe that the Company's cash position, even though it will continue to erode in the near term, ultimately should stabilize, albeit initially at lower levels We believe that cash used in operations should be reduced as we continue into the year 2002,and by the end of year 2002 or the beginning of 2003 should stabilize. We cannot, however, give any assurance as to the attainment of additional revenues from our newly acquired operation in the U.S., whether the costs which we will incur in disposing of our Latin American operations, will, in fact, be immaterial, the effectiveness of an overall reduction in our cash used in operating activities or the availability of outside funding. The consolidated financial statements do not include any adjustments that might result from these uncertainties and were prepared based on the assumption that the Company will continue as a going concern.

4. SALE OF NORTH AMERICAN OPERATIONS

    On December 8, 2000, the Company completed an Asset Purchase Agreement to sell substantially all of its assets relating to its North American operations to Apex Site Management, Inc., a wholly owned indirect subsidiary of SpectraSite Holdings, Inc.

    The net proceeds from the Sale were $15.3 million after approximately $1 million in related expenses. In addition, the acquirer assumed certain liabilities, primarily the Company's corporate office lease. The sale included certain Facility Site Master Leases and Subleases related to the Company's U.S. telecommunications rights, the Company's "USRT Telecom Grid" and "9-Stage Tracking System" and certain other assets.

    A portion of the net sale proceeds from the sale of its old North American operations was used to repay approximately $4.355 million of debt outstanding consisting of a Convertible Debenture (Note 8(b)) and the interim bridge financing (Note 8(c)). The Company used a significant portion of the remaining proceeds to develop and expand its international markets, including Argentina and Brazil. The Company had a $15.5 million net gain on the sale of its old North American operations for the year ended December 31, 2000 after related expenses.

    The Company continued operating its remaining subsidiaries in Argentina and Brazil during fiscal year 2001. The fiscal year ended December 31, 2001 represent only the results from the operations in Argentina, Brazil and corporate headquarters expenses in Fort Lauderdale, Florida and are therefore not comparable to the financial results from the Fiscal Year 2000, which included the results from the old North America operations (Note 15).

5. PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 2001 and 2000 consist of the following:

                                                        2001             2000
Equipment                                             -------          --------
Equipment                                             $78,597          $111,079
Office furniture and fixtures                          23,933            76,786

Leasehold improvements                                  20,393             40,150
                                                       -------           --------

                                                       122,923            228,015
Less accumulated depreciation                           68,343             48,873
                                                       -------           --------

Net property and equipment                             $54,580           $179,142
                                                       =======           ========



6. INTANGIBLE ASSETS

    In February 2001, the Company purchased 2,667 shares (approximately 20%) of the outstanding capital stock of its Argentine subsidiary from a minority shareholder for $600,000. After the transaction, the Company's ownership percentage increased to 71%. The transaction was accounted for by the purchase method of accounting and resulted in cost in excess of net assets acquired of $600,000. The asset was being amortized over 20 years, however, in December 2001, the company wrote off the carrying amount of goodwill as a result of the lack of performance of the operations in Latin America and the subsequent decision to discontinue such operations (Note 16). The goodwill in Argentina had a net carrying amount of $575,000. In connection with this transaction the Company entered into a non compete agreement with the minority shareholder in the amount of $300,000 for the period of two years from the effective date of the transaction. This intangible asset, which had a net carrying amount of $175,000 was also written-off, as of December 31, 2001.

    The Company paid $600,000 in cash at closing of the acquisition of such minority interest and issued a non-interest bearing note payable to the seller in the amount of $300,000, with respect to which $100,000 was to be paid on August 16, 2001, $100,000 was to be paid on February 16, 2002 and $100,000 was to be paid on February 16, 2003. In August 2001, the former minority shareholder agreed to sign an agreement releasing the Company from any future liability between the parties. In return, the Company agreed to change the payment terms for the $300,000 note payable to $150,000 to be paid at the execution date of the contract, $100,000 to paid be on February 16, 2002 and $50,000 to be paid on February 16, 2003.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 2001 and 2000 consist of:

                                                                                2001                        2000
                                                                                ----                        ----

Accounts payable                                                              $303,122                     $343,753
Accrued professional fees                                                       60,000                      111,095
Accrued compensation                                                            87,098                      236,417
Interest                                                                            --                       49,758
Other                                                                           13,008                      121,099
                                                                              --------                     --------
                                                                              $463,228                     $862,122
                                                                              ========                     ========

8. CONVERTIBLE NOTES AND DEBENTURES

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

(b) CONVERTIBLE DEBENTURE

    On December 28, 1999, the Company completed a private placement, which included:

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

    In 2000, in accordance with EITF 00-27, the Company remeasured the value of the beneficial conversion option after allocating the proceeds between the Convertible Debenture and the warrants and recognized the increase in the beneficial conversion feature of $1,170,000 as a cumulative effect of a change in an accounting principle.

    The Company repaid this Convertible Debenture with a portion of the proceeds received from the Sale (Note 4). The difference ($455,000) between the principal amount of the Convertible Debenture paid and the net carrying amount was treated as an extraordinary loss in 2000.

(c) INTERIM BRIDGE FINANCING WITH RELATED PARTIES

    In August 2000, the Company received an interim bridge financing commitment from related parties. Under this commitment the Company had the right to require the purchase of promissory notes in the principal amount of up to $1.75 million which were issuable with warrants to purchase up to 638,462 shares of the Company's common stock at an exercise price of $3.25 per share. The promissory notes carried interest at 12% per annum and were due on December 14, 2000 (subject to acceleration as provided therein). Warrants issued are exercisable through August 15, 2005.

    At the time of the commitment, the Company drew down $1,355,000 against the commitment and issued 466,921 warrants. Based on the Black-Scholes pricing model, the 466,921 warrants issued were valued at $574,000, which increased paid-in capital and decreased the interim bridge financing (debt discount). The debt discount was amortized over the estimated life of the debt as financing costs when the Company repaid the $1,355,000 balance of this financing from a portion of the proceeds received from the Sale (Note 4).

(d) CONVERSION OF CONVERTIBLE DEBENTURES

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

    On March 5, 1998, the Company completed a Series B convertible debenture bridge financing of $1,550,000 resulting in net proceeds of approximately $1,400,000 (after expenses of the offering). The debentures were payable, together with interest at the rate of 9% per annum, on the earlier of December 31, 1998 or the date of funding of a secondary equity offering, as defined. The debentures were convertible at maturity into shares of common stock with a conversion price of $5.25 per share. The Company also issued 7,500 shares of common stock to its investment-banking firm in connection with this financing, which were recorded as financing costs and subsequently as interest expense when the debentures were converted.

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

9.  STOCKHOLDERS' EQUITY

(a) COMMON STOCK ISSUANCES

    In addition to the common stock issued through debt conversions (Note 8) and the merger and other 1997 transactions discussed in (Note 2), common stock was issued as follows:

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

         (ii) Stock options exercised - During 1998, one stock option for 4,000 shares was exercised at $5.25 per share, less commission of $1,890.

         (iii) Services rendered - The Company issued 13,750 shares of common stock to an investment-banking firm for services rendered in connection with the private placement discussed above.

         In 1999 -

         (i) Sale of common stock - In connection with a private placement, the Company sold 578,500 shares at $6 per share in January through April 1999. Expenses related to this sale were $155,102.

         (ii) Stock option exercised - Stock options for 24,548 shares (Note 8(d)) were exercised at $5.25 per share, less commission of $11,599.

         In 2000 -

         (i) Warrants exercised - Warrants for 25,000 shares were exercised at $.01 per share (Note 9).

 (b) STOCK OPTIONS AND WARRANTS OUTSTANDING


                                                                                      Exercise
                                                                                         Price
                                                                                           Per        Expiration
Date Issued                        Description                             Shares        Share              Date
-----------                        -----------                             ------     --------        ----------

Stock Options:
    February 1998                  Options issued to Company executives    88,888       $ 5.25        March 2003
    October 1999                   Options issued to Company executive     37,500       $ 6.50      October 2004
    April 1998                     Options issued to Employee               1,000       $ 4.00        April 2003
    December 1999                  Options issued under the Employee
                                   Equity Incentive Plan (Note 9(e))      350,000       $ 8.00     December 2005
    June 2000                      Options issued under the Employee
                                   Equity Incentive Plan                   10,000       $10.00     December 2005
    May 2001                       Options issued under the Employee
                                   Equity Incentive Plan                   55,000       $ 1.60          May 2007
                                                                           ------

                                                                                       Exercise
                                                                                          Price
                                                                                            Per         Expiration
Date Issued                        Description                               Shares       Share               Date
-----------                        -----------                               ------       -----         ----------

                                   Option shares                            542,388
                                                                            -------
Warrants:
    November 1997                  Three shareholders                       234,216       $1.92       October 2003
    December 1997                  Investment banking fee - Series A
                                   debentures (Note 9(e))                    54,375       $4.00      November 2003
    August 1998                    In connection with bridge financing       17,543       $4.00        August 2003
    October 1998                   Investment banking fee for sale of
                                   common stock                              30,667       $5.25       October 2003
    October 1998                   Issued with common stock sold            402,500       $4.00       October 2003
    October 1998                   Directors fees                            50,000       $4.00       October 2003
    October 1998                   Cancellation of investment banking
                                   agreement                                 43,750       $4.00       October 2003
    October 1998                   Investment banking fee for sale of
                                   common stock                               9,625       $4.00       October 2003
    December 1998                  Debenture conversion                       8,810       $5.25      December 2003
    March 1999                     Investment banking services                4,348       $5.25         March 2004
    December 1999                  Issued with Convertible Debenture
                                   (Note 9(e))                              600,000       $8.00      December 2004
    February 2000                  Director fees                             25,000       $8.00      February 2005
    August/October 2000            In connection with interim bridge
                                   financing                                466,921       $3.25        August 2005
                                                                            -------

                                   Warrant shares                         1,947,755
                                                                          ---------
                                   Total options and warrant shares       2,490,143
                                                                          =========


    All stock options and warrants issued before 2001 are currently exercisable. Stock options and warrants issued in 2001 vest ratably over three years. As a result of the sale of the Company's old North American operations (Note 4), all of the Company's stock options and warrants outstanding as of the date of such sale became currently exercisable. The Company's outstanding stock options and warrants expire as follows:

                                                                                                                   Weighted
                                                                                                                    Average
                                                                                                                   Exercise
Year Ending December 31,                                                                              Shares          Price
------------------------                                                                              ------          -----

2003                                                                                                 932,486          $3.87
2004                                                                                                 641,848           7.89
2005                                                                                                 860,809           5.16
2006                                                                                                      --             --
2007/9                                                                                                55,000           1.60
                                                                                                      ------          -----
Total                                                                                              2,490,143          $5.31
                                                                                                   =========          =====

(c) NON-CASH EQUITY TRANSACTIONS

    In connection with the non-cash aspects of certain issuances of common stock, options and warrants, the Company valued such transactions as follows in 2001, 2000 and since inception:

                                                                                Inception
                                                                             (January 15,
                                                                                    1997)
                                                                                  Through            Year Ended       Year Ended
                                                                             December 31,          December 31,     December 31,
Issuance                                                                             2001                  2001             2000
--------                                                                     ------------          ------------     ------------

Interest expense related to conversion
   rate of convertible debentures(i)                                           $2,022,000          $         --       $1,170,000

                                                                               Inception
                                                                            (January 15,
                                                                                   1997)
                                                                                Through            Year Ended       Year Ended
                                                                            December 31,          December 31,     December 31,
Issuance                                                                            2001                 2001             2000
--------                                                                    ------------          -----------      -----------

Interest expense related to debt
  discount generated by warrant
  issuances(iv)                                                               1,744,000                   --         1,744,000

Revision of debt conversion
  rate(ii)                                                                    1,400,000                   --                --

Common stock issued for
  cancellation of investment
  banking agreement and debt
  issuance(iii)                                                                 889,000                   --                --

Stock option compensation(i)                                                    646,748                   --           538,860

Options issued to debenture
  holders for debenture
  conversion(iv)                                                                95,000                    --                --

Warrants issued for services(iv)                                               907,500                    --           426,000
                                                                            ----------            ----------        ----------
Total                                                                       $7,704,248            $       --        $3,878,860
                                                                            ==========            ==========        ==========

    (i) Value based on excess market price of the Company's publicly traded common stock over the conversion or exercise price. The excess stock option value is amortized over the vesting period of the options.

    (ii) Value based on increased common shares issued, due to the reduced conversion rate, using the market price of the Company's publicly traded common stock.

    (iii)Value based on market price of the Company's publicly traded common stock.

    (iv) Value based on Black-Scholes pricing model.

    Based on current accounting practices, the Company used the valuation methods above rather than values of its common stock from private placements on or near the related transaction dates. The Company's common stock has limited public trading, which commenced in February 1998, on the OTC Bulletin Board. The Company filed a Form 10-KSB in April 2000 and became a public reporting company effective June 19, 2000.

    The amounts in the table above were charged to the following expense accounts:

                                                                    Inception
                                                                  (January 15,
                                                                         1997)
                                                                      Through           Year ended           Year ended
                                                                  December 31,         December 31,         December 31,
                                                                         2001                 2001                 2000
                                                                  -----------          -----------           ----------

Salaries and benefits                                            $  870,748                 $ --             $  538,860
Professional and
  investment banking fees                                         1,119,500                   --                200,000
Interest expense                                                  4,318,000                   --              1,744,000

Cumulative effect of
  changes in accounting
  principles                                                      1,396,000                   --              1,396,000
                                                                  ---------            ---------              ---------

                                                                    Inception
                                                                  (January 15,
                                                                         1997)
                                                                      Through      Year ended         Year ended
                                                                  December 31,    December 31,       December 31,
                                                                         2001            2001               2000
                                                                  -----------      -----------        ----------

Total                                                            $7,704,248        $        --         $3,878,860
                                                                 ==========        ===========         ==========

(d) EMPLOYEE EQUITY INCENTIVE PLAN

    In April 1999, the Company's Board of Directors approved a 10-year Employee Equity Incentive Plan ("Plan"), subject to approval of its stockholders. The stockholders ratified the Plan in September 1999. Under the Plan, 484,655 shares of the Company's common stock are reserved for issuance under various award plans including stock options, restricted stock, bonus and performance shares, etc. Options for 466,500 (415,000 outstanding as of December 31, 2001, after forfeitures) shares of common stock under the Plan have been granted through December 31, 2001 at $1.60, $8 and $10 per share. Options are normally vested ratably over three years and expired five years after they became exercisable.

    As a result of the sale of the Company's old North American operations, all options issued before December 2000 became exercisable and will expire in December 2005. To the extent the market price on the date these options were granted exceeded the exercise price, compensation expense was provided by amortizing the excess over the vesting period of the options. As a result of the sale, $351,000 of unamortized compensation expense attributable to such options was recognized in December 2000. In the aggregate, the Company has charged approximately $647,000 against operations since inception for such options.

    The Company also granted an option for 37,500 shares at $6.50 per share in October 1999. Similar to the options mentioned above, the excess of the market price at grant date over the option price was amortized as compensation expense over the vesting period. As a result of the sale of the Company's old North America operations, the $84,375 unamortized portion of the compensation expense was recognized in December 2000.

    In May 2001, the Company approved a total of 55,000 stock options for employees with a vesting period of three years and a strike price of $1.60 per share, the market value of the stock on the date of grant. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost was required.

    FASB Statement 123, Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001: no dividends yield for all years; expected volatility of 120 percent; risk-free interest rate of 4.75 percent; and, expected life of 3 years. The estimated fair value for the options granted in 2000 was deemed to be insignificant.

    Under the accounting provisions of FASB Statement 123, the Company's net
(loss) income and the net (loss) income per common share would have been as follows:

                                                                         2001                 2000
                                                                         ----                 ----

Net (loss) income                        As reported               $(8,235,705)         $2,669,085
                                         Pro forma                 $(8,249,286)         $2,669,085

Net (loss) income per common share,      As reported                    $(1.32)               $.41
Basic and diluted                        Pro forma                      $(1.32)               $.41

    The following table summarizes the Company's employee stock option activity:

                                                                                                Exercisable
                                                                                                -----------
                                                                                  Weighted                     Weighted
                                                                                   Average                      Average
                                                                                  Exercise                     Exercise
                                                                        Shares       Price         Shares         Price
                                                                        ------       -----         ------         -----

1998:
    Granted and outstanding at December 31, 1998                        89,888      $5.25          34,333         $5.21
                                                                       =======       ====         =======         =====
1999:
    Granted                                                            439,000      $7.87
                                                                       -------
Outstanding at December 31, 1999                                       528,888      $7.42          75,305         $5.54
                                                                       =======      =====         =======         =====
2000:
    Granted                                                             10,000     $10.00
    Forfeited                                                          (51,500)     $8.00
                                                                       -------
Outstanding at December 31, 2000                                       487,388      $7.42         487,388         $7.42
                                                                       =======     ======         =======         =====

2001:
    Granted                                                             55,000      $1.60
                                                                       -------
Outstanding at December 31, 2001                                       542,388      $6.83         487,388         $7.42
                                                                       =======      =====         =======         =====

 (e) WARRANT OFFERING PROGRAM

    In March 2000, the Company's Board of Directors approved a Warrant Offering Program ("Program") for the owners of office building portfolios who meet certain criteria, which program was modified in April 2000. The Program provides for up to 400,000 warrants to be offered, at an exercise price of $2.50 per share, upon the execution of a master lease. The number of warrants issued will be determined by formula based on the number of square feet committed. As of December 31, 2000, 5,028 warrants, expiring in November 2005, were issued under the Program. The warrants were valued at $50,000 by the Company. In April 2001, the Company repurchased such warrants for $50,000. This Program has been terminated.

    In July 1, 2000, the Company adopted the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"), which, among other issues, requires that non-employee directors be treated as employees for stock compensation paid for service as directors. As a result, warrants issued to the Company's directors for services as directors are to be valued at the excess of the market value of the Company's publicly traded common stock on the grant date over the exercise price rather than the value based on the Black-Scholes pricing model, the latter being the accounting policy previously followed by the Company.

    Accordingly, the Company has recorded additional compensation expense of $226,000 for the year ended December 31, 2000, as a cumulative effect of the change in accounting principle as of January 1, 2000, to value options granted to directors in prior years for services as directors. The effect of the change on 2000 results of operations was an increase of $150,000 in income before extraordinary item and net income and an increase of $.02 on the related per share amounts.

10. TREASURY STOCK

    In July 2001, the Company purchased for approximately $800,000 (fair value) an aggregate of 533,333 shares of the Company's common stock from a former Company director and members of his family. The shares are accounted for as treasury stock and are shown separately as a deduction from the total common stock.

11. RELATED PARTY TRANSACTIONS

    The Company entered into an agreement with an affiliate of one of its principal shareholders (the "Affiliate"), that provided that the Company pay a minimum investment banking fee to the Affiliate of $100,000 per year for a three-year period commencing July 28, 1997, extendable for an additional nine years under certain conditions. The agreement also provided for the reimbursement of certain expenses incurred by the Affiliate up to $17,000 and for the issuance of .5% of the Company's common stock (20,895 shares), as defined, to a charitable foundation. In 1998, this agreement was canceled and the Affiliate was paid $150,000 and issued 83,395 shares of common stock and 43,750 warrants with an exercise price of $4 per share, expiring in October 2003. In 1998, the Company paid, in cash, $225,000 to the Affiliate for investment banking services ($300,000 from inception to December 31, 2001).

    In 2000, the Company paid consulting fees of $143,000 to one of the Company's directors. No such amounts were paid during the year ended December 31, 2001.

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

    See also Notes 7(a), (b) and (c), 8(a) and (b), and 16 for interim bridge financing and a convertible note payable with related parties, equity securities issued to related parties and subsequent event, respectively.

12. INCOME TAXES

    In 2001, due to net operating losses and the uncertainty of realization, no tax benefit had been recognized for operating losses.

    The provision for income taxes for the year ended December 31, 2001 and 2000 was as follows:

                                                                                      2001               2000
                                                                                   -----------        -----------
Current income taxes
    Federal                                                                        $        --        $  160,000
    State                                                                                   --            40,000
                                                                                    ----------         ---------
                                                                                   $        --        $  200,000
                                                                                    ==========         =========

    At December 31, 2001, net federal operating losses of approximately $3.1 million were available for carryforward against future years' taxable income and expire through 2020. The Company also has an alternative minimum tax credit carryforward of $160,000, which does not expire. The Company's ability to utilize its federal net operating loss and alternative minimum tax credit carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

    The reconciliation of income tax computed at the United States Federal statutory rate of 34% to income expense differs primarily due to the valuation allowance adjustment.

    The net deferred tax assets consist of the following at December 31, 2001 and 2000:

                                                                              2001                     2000
                                                                           ----------               ----------

Net federal operating loss carryforwards                                   $ 1,196,000               $ 396,000
Alternative minimum tax credit
    carryforwards                                                              160,000                 160,000
Intangible assets                                                              339,000                      --
Other                                                                               --                  51,000
Valuation allowance                                                         (1,695,000)               (607,000)
                                                                           -----------                --------
Net deferred tax assets                                                    $        --               $      --
                                                                           ===========                ========

13. COMMITMENTS AND CONTINGENCIES

(a) LEASES - OFFICE SPACE

    The Company leased office space in Argentina and Brazil during the fiscal year 2001. In February 2002, the Company vacated the office space in Argentina and Brazil as part of a cost saving initiatives to improve liquidity and operating results (Note 3) and in March 2002, the Company decided to discontinue operations in Latin America (Note 16).

    In January 2001, the Company moved its corporate headquarters from Chicago to Fort Lauderdale, Florida. During 2001, the Company occupied an office space that it subleased from Access Financial, an affiliate, such sublease was not pursuant to an executed lease assignment.

    In March 2002, the Company decided to relocate its corporate headquarters from Fort Lauderdale, Florida to Atlanta, Georgia following the acquisition of Cypress Communications (Note 16). Rent expense for 2001 and 2000 was approximately $159,00 and $344,000, respectively.

(b) EMPLOYMENT AGREEMENTS

     In February 2002, Cypress Communications entered into employment agreements with Charles B. McNamee and Gregory P. McGraw. In March 2002, the Company entered into an employment agreement with Perry H. Ruda and concurrently agreed to pay Mr. Ruda a cash severance payment for not extending his previous employment agreement. Additionally, Jordon Glazov's existing employment agreement will expire in 2002. The Company will pay Mr. Glazov approximately $200,000 in 2002 pursuant to such agreement.

14. CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's customers generally being of significant size and financial stability. The Company's cash and cash equivalents are primarily held by two banks.

    In 2000, four U.S. telecommunications customers accounted for approximately 71% of revenues. In 2000, 58% of revenue also was derived from buildings owned by three real estate entities. The contracts related to these revenues were transferred to Apex Site Management, Inc. as part of the sale of the old North American operations (Note 4). The fiscal year ended December 31, 2001 only includes revenues from the operations in Argentina and the results are therefore not comparable to the financial results from the fiscal year 2000, which included the results from the old North American operations. In 2001, three telecommunications customers in Argentina accounted for approximately 96% of revenues. Those three customers were Impsat S.A., Diveo Argentina S.A., and GTE PCS S.A.

15. FOREIGN OPERATIONS

The Company's operations are handled by each of its subsidiaries operating in their respective countries. Accordingly, management has chosen to organize its segments on a geographic basis, whereby revenues and related data are attributed to the subsidiary entity that generates such revenues. Segment information is presented below for each significant geographic region (in thousands).

                                                             UNITED STATES     ARGENTINA     BRAZIL     ELIMINATION      TOTAL
                                                             -------------     ----------    ------     -----------     -------
YEAR ENDED DECEMBER 31, 2001:
Revenues                                                       $    29          $   253      $   --            --       $   282
                                                               -------          -------      ------       -------       -------
Operating income (loss)                                         (3,430)          (2,252)       (873)          276        (6,279)
                                                               -------          -------      ------       -------       -------
Income (loss) before income taxes, extraordinary item
   and cumulative effect of changes in accounting
   principles                                                   (2,949)          (4,355)       (932)           --        (8,236)
                                                               -------          -------      ------       -------       -------

Identifiable assets                                              9,156              114          32        (6,920)        2,382
                                                               -------          -------      ------       -------       -------

YEAR ENDED DECEMBER 31, 2000:
Revenues                                                       $ 1,595           $  125       $  --       $    --       $ 1,720
                                                               -------          -------      ------       -------       -------
Operating income (loss)                                         (6,552)          (2,014)       (754)          244        (9,076)
                                                               -------          -------      ------       -------       -------
Income (loss) before income taxes, extraordinary item
and cumulative effect of changes in accounting principles        7,497           (2,019)       (758)           --         4,720
                                                               -------          -------      ------       -------       -------
Identifiable assets                                              9,468              422         110             8        10,008
                                                               -------          -------      ------       -------       -------

16. SUBSEQUENT EVENTS

    In February 2002, the Company completed the acquisition of Cypress Communications through a tender offer and short form merger. The purchase price was $3.50 per share, in cash, for a total purchase price of approximately $15.7 million. As a result of the acquisition, the Company, at the subsidiary level, acquired 100% of Cypress Communications' assets including cash and telecommunications infrastructure. Also, the subsidiary assumed all of the liabilities of Cypress Communications, which includes operating lease commitments, primarily related to former office space, and license agreements with property owners and/or operators of several office buildings. The Company obtained financing to purchase the shares and complete the merger through a loan from a private entity affiliated with a director of the Company. The loan was repaid in February 2002, including a commission fee of $850,000 and interest for approximately $3,000.

    The transaction will be accounted for by the purchase method of accounting. During the upcoming year, Cypress Communications will be considered the predecessor, and therefore, future reporting will include prior year financial statements for Cypress as well as US RealTel, Inc.

    In March 2002, the Company decided to discontinue its operations in Latin America, which are now held for disposition or in the process of liquidation. Ongoing operating costs associated with our efforts to develop our current markets in Argentina and Brazil, an unstable and declining economy in our principal market, Argentina, and the lack of revenues from our second market, Brazil, had been negatively affecting our cash position. Discontinuing our operations in Latin America will help us to preserve existing capital and allow us to dedicate our resources to our telecommunications services business in the US. We expect to incur various costs in connection with the disposition or termination of such operations, which should not be material. We believe such costs will be immediately offset by the benefits associated with reduced expenditures for such operations and the ability to redeploy of our assets in our new telecommunications business. Discontinuation of our Latin America operations will also eliminate risks associated with international operations, which included substantial foreign currency exchange risk, which risk resulted in currency translations losses in 2001 and anticipated currency translation losses for the first quarter of 2002.

    In February 2002, the Company's Cypress Communications subsidiary entered into one year employment agreements, to continue year to year unless sooner terminated, with Charles B. McNamee and Gregory P. McGraw. Pursuant to the employment agreement,

Mr. McNamee will serve as Chief Executive Officer of Cypress Communications and will receive an annualized salary of $200,000, in addition to options to purchase 900,000 shares of the Company's common stock. Pursuant to the employment agreement, Mr. McGraw will serve as President and Chief Operating Officer of Cypress Communications and will receive an annualized salary of $200,000, in addition to options to purchase 900,000 shares of the Company's common stock.

     In March 2002, the Company entered into an employment agreement with Perry
H. Ruda whereby Mr. Ruda shall serve a two year term as President of the Company. Pursuant to the employment agreement, Mr. Ruda will receive an annual base salary of $55,000. Additionally, the Company awarded a severance payment to Mr. Ruda, for not extending his previous employment agreement, of $300,000 in cash and another $140,000 to be paid over two years in twenty-four equal monthly installments. Mr. Ruda's prior employment agreement with the Company provided for such a cash severance payment.

     In March 2002, the Company's board of directors adopted an amendment to the Company's 1999 Equity Incentive Plan. The amendment increased the number of shares of Company common stock available for issuance under the plan from 484,655 shares to 3,200,000 shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required in response to this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on June 26, 2002.

ITEM 10. EXECUTIVE COMPENSATION

     The information required in response to this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on June 26, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in response to this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on June 26, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on June 26, 2002.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

         (a) Exhibits

     EXHIBITS       DESCRIPTION
     --------       -----------

       2.1          Form of Certificate of Merger (2.1)(1)
       2.2          Plan and Agreement of Merger (2.2)(1)
       2.3          Agreement and Plan of Merger, dated January 10, 2002 by and among Cypress
                    Communications, Inc., U.S. RealTel, Inc. and Cypress Merger Sub, Inc. (the
                    "Merger Agreement") (incorporated by reference to Exhibit d(i) of the
                    Company's Schedule To filed on January 22, 2002)
       2.3.1        Amendment No. 1 to the Merger Agreement, dated January 17, 2002 (incorporated by reference to Exhibit d(ii) of the Company's Schedule To filed on January 22, 2002)
       3.1          Certificate of Incorporation (3.1)(1)
       3.2          Bylaws (3.2)(1)
       4.1          Form of Common Stock Certificate (4.1)(1)
       4.2          Registration Rights Agreement dated October 2, 1998 (4.3)(1)
       4.3          Amendment dated September 24, 1999 to Registration Rights Agreement dated October 2,
                    1998 (4.6)(1)

      10.1*         Employment Agreement dated as of February 21, 2002  between Cypress Communications,
                    Inc.  and Charles B. McNamee
      10.2*         Employment Agreement dated as of February 21, 2002  between Cypress Communications,
                    Inc.  and Gregory P. McGraw
      10.3*         Employment Agreement dated as of March 20, 2002  between the Company  and Perry H. Ruda
      10.4*         1999 Employee Equity Incentive Plan (10.6)(1)
      10.4.1*       First Amendment to the Company's 1999 Employee Equity Incentive Plan
      10.5*         Amendment to the Employment Agreement dated as of April 20, 1999 between the Company and Jordan E. Glazov (10.5)(1)
       10.6         Exclusive Telecommunications Strategic Cooperation Agreement dated February 18, 2000
                    (10.7)(1)

       10.7         Asset Purchase Agreement dated as of October 18, 2000 between the Company and Apex Site
                    Management, Inc. (2)
       10.8         Stock Purchase Agreement dated July 26, 2001 between the Company and Craig M. Siegler (10.1)(3).
       21.1         List of the Company's Subsidiaries

(1) Incorporated by reference to the exhibit shown in the parentheses as filed with the Company's Registration Statement on Form 10-SB1 (Registration No. 000-30401).

(2) Incorporated by reference to the Company's Definitive Information Statement on Schedule 14C filed November 7, 2000.

(3) Incorporated by reference to the Company's Form 10-QSB filed November 14, 2001.

*    Management Compensation Plan or Arrangement.

         (b)      Reports on Form 8-K: None.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2002.

                                                     U.S. REALTEL, INC.

                                                     By: /s/  Perry H. Ruda
                                                        ------------------------
                                                         Perry H. Ruda
                                                         President

                                POWER OF ATTORNEY

     Each person whose signature appears below on this Annual Report on Form 10-KSB hereby constitutes and appoints Perry H. Ruda and Edgardo Vargas, and each of them, his true and lawful attorney-in-fact, acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing), to sign any or all amendments to this Annual Report on Form 10-KSB of U.S. RealTel, Inc., and to file the same, with exhibits thereto, and other documents to be filed in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           SIGNATURE                                                    TITLE                                    DATE
           ---------                                                    -----                                    ----


/s/ Perry H. Ruda                                        President and Director                             April 16,
-----------------------------                            (Principal Executive Officer)                      2002
Perry H. Ruda

/s/ Edgardo Vargas                                       Treasurer                                          April 16,
-----------------------------                            (Principal Financial and Accounting Officer)       2002
Edgardo Vargas

/s/ Mark J. Grant                                        Director                                           April 16,
-----------------------------                                                                               2002
Mark J. Grant

/s/ Jordan E. Glazov                                     Director                                           April 16,
-----------------------------                                                                               2002
Jordan E. Glazov

/s/ Ross J. Mangano                                      Director                                           April 16,
-----------------------------                            (Non-Executive Chairman)                           2002
Ross J. Mangano

/s/ Gerard Sweeney                                       Director                                           April 16,
-----------------------------                                                                               2002
Gerard Sweeney