Form 10KSB/A
period 2001-12-31
U S REALTEL INC
filed 2002-04-30
CIK 1056064

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                    --------------   -----------

                        (COMMISSION FILE NO.) 000-30401

                               U.S. REALTEL, INC.
        ----------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                     36-4166222
---------------------------------                   -------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

15 PIEDMONT CENTER, SUITE 100, ATLANTA, GEORGIA                  30305
-----------------------------------------------                ----------
   (Address of principal executive offices)                    (Zip Code)

                                 (404) 869-2500
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

The aggregate market value of the registrant's Common Stock held by non-affiliates as of April 15, 2002 was $2,906,256, computed by reference to the closing sale price of the Common Stock of $1.01 per share on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2002, there were 5,934,475 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                EXPLANATORY NOTE

         The undersigned registrant hereby amends entirely Part III of its Annual Report for the fiscal year ended December 31, 2001 on Form 10-KSB as set forth in the pages attached hereto:

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

         The following table and brief biographies set forth certain information with respect to the age and background of our executive officers and directors:

NAME                               AGE             POSITION
----                               ---             --------
Perry H. Ruda                      59              President and Director
Gregory P. McGraw                  47              Executive Vice President
Charles B. McNamee                 54              Executive Vice President
Gary I. Levenstein                 50              Secretary
Edgardo Vargas                     34              Treasurer
Jordan E. Glazov                   58              Director
Mark J. Grant                      51              Director
Ross J. Mangano                    56              Chairman of the Board
Gerard H. Sweeney                  50              Director

         The current directors, Mssrs. Glazov, Grant, Mangano, Ruda and Sweeney, will stand for re-election as directors at the 2002 Annual Meeting, for a new term and until their successors are duly elected and qualified.

         PERRY H. RUDA co-founded AGILE, LLC, our predecessor, in January 1997. He has served as a director since November 1997 and as our president, and as a director of our wholly-owned subsidiary Cypress Communications, Inc. ("Cypress Communications"), since February 2002. Mr. Ruda served as our chairman of the board and chief executive officer from November 1997 to February 2002. From January 1997 to November 1997, Mr. Ruda co-managed AGILE, LLC. From 1980 to 1996, he served as president of Perry Ruda & Company, where he was responsible for negotiating corporate facilities leases for Fortune 500 corporations and providing real estate acquisition services for high profile properties and tenants. From 1995 to 1996, Mr. Ruda served as chief financial officer of Cellular Realty Advisors. Mr. Ruda also has more than 25 years of experience in commercial real estate.

         GREGORY P. MCGRAW has served as our executive vice president since April 2002 and as President and Chief Operating Officer of Cypress Communications since February 2002. Mr. McGraw has been president and chief operating officer of Resurgence

Communications, LLC since January 2001. Prior to that, he was executive vice president and corporate development officer for Convergent Communications, Inc. from August 1998 to January 2001. From July 1996 to August 1998, Mr. McGraw was a regulatory consultant, vice president of marketing and served as interim chief financial officer for Tie Communications, Inc.

         CHARLES B. MCNAMEE has served as our executive vice president since April 2002 and as chief executive officer of Cypress Communications since February 2002. Mr. McNamee has been chief executive officer of Resurgence Communications, LLC since March 2001. Prior to that, he was vice president-network operations for LGC Wireless from November 2000 to May 2001. He was president-tenant services for U.S. RealTel, Inc. from June 1998 to November 2000. Mr. McNamee served as a director and chief executive officer of Tie Communications from December 1995 to March 1998.

         GARY I. LEVENSTEIN has served as our corporate secretary since February 2002. Since April 1996, Mr. Levenstein has been a partner of the Chicago, Illinois, law firm of Ungaretti & Harris, where he serves as chairman of the Corporate, Securities and Finance Department. Mr. Levenstein has over 25 years of experience as a practicing attorney.

         EDGARDO VARGAS has served as our treasurer since February 2002 and our corporate controller since February 2001. He has also been the vice president and controller of Cypress Communications since February 2002. From April 2000 to January 2001, Mr. Vargas served as finance director and corporate controller for FirstMark Communications, Inc. From May 1997 to March 2000, Mr. Vargas served as resource director and corporate controller for Panam Wireless, Inc. From February 1993 to April 1997, Mr. Vargas was employed by PricewaterhouseCoopers, where at the time of his departure he was a manager.

         JORDAN E. GLAZOV co-founded AGILE, LLC, our predecessor, in January 1997. He has served as a director since November 1997 and as a director of Cypress Communications since February 2002. He previously served as our president from November 1997 until December 2000. From January 1997 to November 1997, Mr. Glazov co-managed AGILE, LLC. From August 1990 to January 1997, he was the sole principal of Jordan E. Glazov Real Estate Financial Services, which acted as an acquisition and asset management consultant to institutional investors. From January 1989 to August 1990, he served as a vice president and manager of the Financial Services Group of Cushman & Wakefield of Illinois.

         MARK J. GRANT has served as a director since October 1998 and a director of Cypress Communications since February 2002. He previously served as our President from January 2001 to March 2002. Mr. Grant has served as a director and president of capital markets at Access Financial Group, Inc. since October 1995. From September 1988 to January 1994, he served as a director and executive vice president of capital markets of Rodman & Renshaw, an investment banking firm. Prior to this position, Mr. Grant held various positions at Stern Brothers & Co., a investment banking firm, including head of the fixed income department, the syndicate department and a director.

         ROSS J. MANGANO has served as a director since October 1998 and became chairman of the board, as well as a director of Cypress Communications, in February 2002. Mr. Mangano has served as the chairman of the board of directors of Cerprobe, a public company, since February 1992 and as a director of Cerprobe since February 1998. Mr. Mangano has served as the president of Oliver Estate, Inc., an investment management company located in South Bend, Indiana, since 1996. Prior to that time, Mr. Mangano served in various management positions with Oliver Estate, Inc. since 1971. Mr. Mangano also is an investment analyst for Oliver Estate, Inc. Mr. Mangano has served on the board of directors of BioSante Pharmaceuticals, Inc. a public company located in Lincolnshire, Illinois, since July 1999 and Orchard Software Company, a privately held company which develops software for the medical industry located in Carmel, Indiana, since August 1998.

         GERARD H. SWEENEY has served as a director since January 2000 and as a director of Cypress Communications since February 2002. Mr. Sweeney also serves as president, chief executive officer and trustee of Brandywine Realty Trust. Mr. Sweeney has served as chief executive officer of Brandywine since August 1994, as president since November 1988 and as a trustee since February 1994. Brandywine Realty Trust is a public real estate investment trust located in Newtown Square, Pennsylvania. Prior to August 1988, Mr. Sweeney served as vice president of LCOR, Incorporated, a real estate development firm. Mr. Sweeney was employed by the Linpro Company (a predecessor of LCOR) from 1983 to 1994, during which time he served in several capacities, including financial vice president and general partner.

         There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish us with copies of all such reports they file.

         To our knowledge, based solely on a review of the copies of filings furnished to us and/or written or oral representations that no other reports were required, we believe that all of our directors, executive officers and 10% stockholders complied during 2001 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning total compensation earned or paid to our Chief Executive Officer and our four most highly compensated executive officers who served in such capacities as of December 31, 2001, collectively referred to below as the "named executive officers," for the fiscal years ended December 31, 1999, 2000 and 2001:

                           SUMMARY COMPENSATION TABLE

                                                                                                                LONG TERM
                                                                                                               COMPENSATION
                                                                      ANNUAL COMPENSATION                         AWARDS
                                                           -------------------------------------------         ------------
                                                                                            OTHER               SECURITIES
                                                                                            ANNUAL              UNDERLYING
NAME AND PRINCIPAL POSITION                  YEAR          SALARY           BONUS         COMPENSATION          OPTIONS(#)
---------------------------                  ----         --------         -------        ------------         ------------
Perry Ruda                                   2001         $200,000         $    --         $54,000(2)                   --
   Chairman of the Board and                 2000         $200,000         $50,000         $18,000(1)                   --
   Chief Executive Officer                   1999         $190,481         $25,000         $18,000(1)               40,000(5)

Jordan E. Glazov(3)                          2001         $200,000         $    --         $18,000(1)                   --
   Consultant                                2000         $200,000         $50,000         $18,000(1)                   --
                                             1999         $190,300         $25,000         $18,000(1)               40,000(5)

Mark J. Grant                                2001         $175,000         $    --         $18,000(1)                   --
   President                                 2000         $     --         $    --         $    --                      --
                                             1999         $     --         $    --         $    --                      --

Ilene Dobrow Davidson(4)                     2001         $174,000         $    --         $    --                      --
   Executive Vice President                  2000         $174,000         $36,000         $ 8,400(1)                   --
   And General Counsel                       1999         $150,000         $    --         $ 8,400(1)               74,444(5)

Dan Knafo(6)                                 2001         $150,000         $    --         $    --                      --
   Chief Operating                           2000         $100,000         $    --         $    --                      --
   Officer                                   1999         $     --         $    --         $    --                      --

(1)      Automobile allowance.
(2)      Automobile and housing allowance.
(3)      Mr. Glazov served as our President from November 1997 through December
         2000.
(4) Ms. Davidson served as our Executive Vice President and General Counsel from January 1998 through December 2000. Ms. Davidson received one-year severance compensation during 2001.
(5)      Stock options issued pursuant to 1999 Employee Equity Incentive Plan.
(6)      Mr. Knafo joined the Company in April 2000.

Stock Option Grants in Fiscal 2001

         No stock options or stock appreciation rights were granted to any of the named executive officers during the fiscal year ended December 31, 2001.

Stock Option Exercises and Values for Fiscal 2001

         No stock options or stock appreciation rights were exercised by any of the named executive officers during the fiscal year ended December 31, 2001.

Compensation of Directors

         In consideration of Messrs. Mangano and Grant joining the board in October 1998, they each received warrants to purchase 25,000 shares of our common stock at an exercise price of $4.00 per share. These warrants, if not sooner exercised, expire on October 2, 2003. In consideration of Mr. Sweeney joining the board in January 2000, he received warrants to purchase 25,000 shares of our common stock at an exercise price of $8.00 per share. These warrants, if not sooner exercised, expire on February 14, 2005. All directors are reimbursed for travel expenses incurred in connection with attending board and committee meetings. Directors are not entitled to additional fees for serving on committees of the board. From time to time, we may also grant our non-employee directors options after reviewing the level of compensation paid to non-employee directors to other companies similarly situated to us.

Employment and Termination Agreements

         Perry H. Ruda. Perry H. Ruda, our former chief executive officer and chairman, was previously employed under an employment agreement providing for an annual salary of $200,000. The employment agreement had a scheduled expiration date of April 1, 2002, and provided for a cash severance payment to Mr. Ruda of $440,000 if we elected not to renew the agreement. In March 2002, we entered into a new employment agreement with Mr. Ruda under which Mr. Ruda will serve a two year term as our president and will receive an annual base salary of $55,000. Concurrently with the new employment agreement, we entered into a settlement agreement with Mr. Ruda under which, in lieu of the $440,000 cash settlement payment required under his old employment agreement, we agreed to pay him $300,000 in cash and $140,000 in equal monthly installments over a 24-month period.

         Mark J. Grant. Mark J. Grant, our former president, was previously employed under an employment agreement providing for an annual salary of $175,000. Under his employment agreement, which we could terminate at will, we were obligated upon his termination to pay him in lump sum the discounted present value of six months and an automobile allowance for the remainder of the contract term. In March 2002, we entered into a severance agreement with Mr. Grant under which we agreed to pay him the sum of $111,584.57, representing the discounted present value of seven months salary, automobile allowance and certain other benefits.

         Charles B. McNamee. Charles B. McNamee, our executive vice president and the chief executive officer of Cypress Communications, entered into an employment agreement with Cypress Communications in February 2002. The agreement is for a term of one year and will continue year to year unless sooner terminated. Pursuant to the agreement, Mr. McNamee will serve as chief executive officer of Cypress Communications and will receive an annualized salary of $200,000, in addition to options to purchase 900,000 shares of U.S. RealTel, Inc. common stock.

         Gregory P. McGraw. Gregory P. McGraw, our executive vice president and the president and chief operating officer of Cypress Communications, entered into an employment agreement with Cypress Communications in February 2002. The agreement is for a term of one year and will continue year to year unless sooner terminated. Pursuant to the agreement, Mr. McGraw will serve as the president and chief operating officer of Cypress Communications and will receive an annualized salary of $200,000, in addition to options to purchase 900,000 shares of U.S. RealTel, Inc. common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information regarding the beneficial ownership of our common stock as of April 1, 2002, by the following individuals or groups:

                  each person or entity who is known by us to own beneficially more than 5% of our outstanding stock;

                  each of our directors;

                  each of the executive officers named in the Summary Compensation Table below; and

                  all directors and executive officers as a group.

         Unless otherwise indicated, the address of each of the individuals listed in the table is c/o U.S. RealTel, Inc., Fifteen Piedmont Center, Suite 100, Atlanta, Georgia 30305. Except as otherwise indicated, and subject to community property and receivership laws where applicable, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

         Percentage ownership in the following table is based on 5,934,475 shares of common stock outstanding as of April 1, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Shares of our common stock subject to options or warrants that are presently exercisable or exercisable within 60 days of April 1, 2002 are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

                                                                         NUMBER OF SHARES           PERCENT OF SHARES
                 NAME OF BENEFICIAL OWNER                               BENEFICIALLY OWNED            OUTSTANDING
                 ------------------------                               ------------------          -----------------
Directors, Named Executive Officers and 5% Stockholders
Ross J. Mangano(1)                                                          2,864,636                    48.3
Gerard H. Sweeney(2)                                                        1,177,692                    19.8
Brandywine Operating Partnership, L.P.(3)                                   1,132,692                    19.1
Jordan E. Glazov(4)                                                           765,898                    12.9
Jo & Co(5)                                                                  1,508,108                    25.4
Troon & Co.(6)                                                                551,615                     9.3
Perry H. Ruda(7)                                                              718,893                    12.1
Doerge-U.S. RealTel, L.L.C.(8)                                                464,125                     7.8
Mark J. Grant(9)                                                              199,798                     3.4
Charles B. McNamee(10)                                                         67,500                     1.1
Gregory P. McGraw(11)                                                              --                      --
Edgardo Vargas                                                                     --                      --
Gary I. Levenstein                                                                 --                      --
All directors and executive officers as a group
(9 persons)(11)                                                             5,794,417                    97.6%

         (1) Includes 133,621 shares of our common stock subject to warrants exercisable within 60 days of April 1, 2002. Includes 250,000 shares held by trusts of which Mr. Mangano serves as trustee, as follows: Joseph D. Oliver Trust--GO Cunningham Fund (62,500), Joseph D. Oliver Trust--James Oliver II Fund (62,500), Joseph D. Oliver Trust--Joseph D. Oliver, Jr. Fund (62,500), Joseph D. Oliver Trust--Susan C. Oliver Fund (62,500). Also includes the following: warrants to purchase 259,816 shares held by such trusts; 949,401 shares and warrants to purchase 558,707 shares held by Jo & Co., a corporation for which Mr. Mangano serves as President; 47,500 shares and warrants to purchase 17,500 shares held by James Hart over which Mr. Mangano has voting and/or dispositive control. Also includes warrants to purchase 551,615 shares held by Troon & Co.

         (2) Includes 25,000 shares subject to warrants exercisable within 60 days of April 1, 2002. Includes 384,615 shares held by Brandywine Operating Partnership, L.P. and 748,077 shares subject to warrants exercisable within 60 days of April 1, 2002 held by Brandywine Operating Partnership, L.P., of which Mr. Sweeney disclaims any beneficial ownership. Mr. Sweeney is the President and Chief Executive Officer of Brandywine Realty Trust, the general partner of Brandywine Operating Partnership, L.P.

         (3) The address of Brandywine Operating Partnership, L.P. is 14 Campus Blvd., Newton Square, Pennsylvania 19073. Includes 748,077 shares subject to warrants exercisable within 60 days of April 1, 2002.

         (4) Includes 113,938 shares subject to options or warrants exercisable within 60 days of April 1, 2002. The remaining 651,960 shares are held in joint tenancy with Mr. Glazov's wife. Does not include 3,568 shares held by one of Mr. Glazov's sons, 3,568 shares held by another of Mr. Glazov's sons and 2,318 shares held by Mr. Glazov's daughter.

         (5) The address of Jo & Co. is 112 W. Jefferson Blvd., Suite 613, South Bend, Indiana 46601. Includes 558,707 shares subject to warrants exercisable within 60 days of April 1, 2002.

         (6) The address of Troon & Co. is 112 W. Jefferson Blvd., Suite 613, South Bend, Indiana 46601. Includes 551,615 shares subject to warrants exercisable within 60 days of April 1, 2002.

         (7) Includes 113,938 shares subject to options and warrants exercisable within 60 days of April 1, 2002.

         (8) The address of Doerge-U.S. RealTel, L.L.C. is 30 S. Wacker Drive, Suite 2112, Chicago, Illinois 60606.

         (9) Includes 56,431 shares subject to warrants exercisable within 60 days of April 1, 2002. Includes 7,500 shares held by Access Financial Group, Inc. and 62,333 shares subject to warrants exercisable within 60 days of April 1, 2002 held by Access Financial Group, Inc. Mr. Grant serves as a director and president-capital markets of Access Financial Group, Inc.

         (10) Includes 67,500 shares subject to options exercisable within 60 days of April 1, 2002.

         (11)     See footnotes (1) through (10) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1998, we issued 13,750 shares of our common stock and paid $152,000 to Access Financial Group, Inc. for services rendered in connection with a private placement of securities. For services rendered in connection with the sale of common stock and warrants in October 1998 and the conversion of convertible debentures in October and December 1998, we issued to Access Financial Group, Inc. warrants to purchase 9,625 shares of our common stock at $4 per share and warrants to purchase 39,477 shares of our common stock at $5.25 per share. For services rendered in connection with the exercise of stock options by former holders of our Series A and Series B convertible debentures in February, March and April 1999, we issued to Access Financial Group, Inc. warrants to purchase 4,348 shares of our common stock at $5.25 per share. In addition, we have paid Access Financial Group $41,062 for services rendered since January 1999. Mark J. Grant, our President and one of our directors, is a director and president-capital markets of Access Financial Group, Inc. We sublease our principal executive offices in Fort Lauderdale, Florida from Access Financial Group for approximately $66,000 per year. We have subleased this space from Access Financial Group since we moved our corporate headquarters from Chicago, Illinois in January 2001. In addition, Access Financial Group is a market maker for our common stock.

         On September 24, 1999, we executed a $1,500,000 convertible promissory note with a partnership and certain trusts of which Ross J. Mangano, one of our directors, is a partner or trustee. The note bore interest at a rate of 7% annually. The principal amount of the note was due and payable on January 2, 2001 unless the holder elected to exercise the right to convert the convertible note into our common stock at $6.50 per share or into stock of our Argentinean subsidiary. On January 2, 2001, the holder converted the note into stock of our Argentine subsidiary.

         On December 28, 1999, as part of our second private placement in 1999, we issued to Brandywine Operating Partnership, L.P., of whose general partner, Brandywine Realty Trust, Gerard H. Sweeney is president and chief executive officer, a $3,000,000 convertible debenture, which could be drawn upon until December 28, 2000. The conversion price of this debenture was $7.50 per share of common stock. This debenture carried interest at 12% and was due at the earlier of July 1, 2001 or the completion of a public offering of our common stock yielding proceeds to us of at least $10,000,000. The debenture holder also had the option to convert the interest due to shares of our common stock, rather than cash, at $6.50 per share. We repaid all outstanding principal and interest thereunder and canceled the convertible debenture in December 2000 with a portion of the proceeds of the sale of our North American operations. As part of the issuance of the convertible debenture in December 1999, we sold to Brandywine Operating Partnership, L.P. 384,615 shares of common stock at $6.50 per share, for a total aggregate purchase price of $2,500,000. In connection therewith, we issued to Brandywine Operating Partnership, L.P. warrants to purchase 600,000 shares of common stock at an exercise price of $8.00 per share.

         In August 2000, we received an interim bridge financing commitment by issuing to Perry H. Ruda, Jordan E. Glazov, Ross J. Mangano, Gerard H. Sweeney and Victor Chigas, the president of Access Financial Group, promissory notes in the aggregate principal amount of $1,750,000 and warrants to purchase up to 638,462 shares of our common stock at an exercise price of $3.25 per share. The promissory notes carried interest at 12% per annum and were due on December 14, 2000. The warrants are exercisable through August 15, 2005. At the time of the commitment, we drew down $1,355,000 against the commitment and issued 466,921 warrants. We repaid these promissory notes in December 2000 with a portion of the proceeds of the sale of our North American operations.

         In June 2000, a $35,000 non-interest bearing short-term advance was made by a stockholder to the Company, such amount was repaid in May 2001.

         On January 2002, we received a financing commitment for up to $17.5 million from certain trusts of which Ross J. Mangano, one of our directors, is a partner or trustee, for the acquisition of Cypress Communications. Upon the completion of the purchase, the Company issued a promissory note in the aggregate principal amount of approximately $16.4 million and warrants to purchase up to 850,000 shares of our common stock at an exercise price of $1 per share. The promissory note had a closing fee of $875,000 and carried interest at 7% per annum. The warrants are exercisable through February 2007. We repaid this promissory note, including interest and closing fee, in February 2002.

         Consulting fees to Mark J. Grant, one of our directors, amounted to $143,000 in 2000 and $81,500 in 1999; no such amounts were paid during the year ended December 31, 2001.

         We believe that all transactions between us and the related parties are on terms no less favorable to us than those terms we could have obtained from unaffiliated third parties.

                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2002.


                                       U.S. REALTEL, INC.



                                       By: /s/ Perry H. Ruda
                                          --------------------------------------
                                               Perry H. Ruda
                                               President