Form 10QSB
period 2002-03-31
U S REALTEL INC
filed 2002-05-20
CIK 1056064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 2002

                                       or

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to ____________________

       Commission file number 000-30401


                               U.S. REALTEL, INC.
        ----------------------------------------------------------------
                 (Name of small business issuer in its charter)


             DELAWARE                                         36-4166222
 --------------------------------                          -------------------
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

              15 PIEDMONT CENTER, SUITE 100, ATLANTA, GEORGIA 30305
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (404) 869-2500
             ------------------------------------------------------
                (Issuer's telephone number, including area code)


      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the numbers of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

5,875,075 SHARES OF COMMON STOCK AS OF MAY 15, 2002
---------------------------------------------------

Transitional Small Business Disclosure Format:     Yes [ ]  No [X]

                               U.S. REALTEL, INC.

                QUARTERLY PERIOD ENDED MARCH 31, 2002 FORM 10-QSB

                             -----------------------

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

   Item 1.   Financial Statements..........................................  2
   Item 2.   Management's Discussion and Analysis ......................... 16


PART II      OTHER INFORMATION

   Item 6.   Exhibits List and Reports on Form 8-K......................... 20

             Signatures.................................................... 20

                                     PART I

                          ITEM 1 - FINANCIAL STATEMENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR OUR FUTURE FINANCIAL AND OPERATIONAL PERFORMANCE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING MARKETS FOR OUR SERVICES; TRENDS IN REVENUES, GROSS PROFITS AND ESTIMATED EXPENSE LEVELS; LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY; AND ANY STATEMENT THAT CONTAINS THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "INTEND," "ESTIMATE," "EXPECT," "SEEK" AND OTHER SIMILAR EXPRESSIONS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT REFLECT OUR CURRENT EXPECTATIONS AND BELIEFS, AND WE DO NOT UNDERTAKE PUBLICLY TO UPDATE OR REVISE THESE STATEMENTS, EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS EXPRESSED IN THIS REPORT, ANNUAL OR QUARTERLY REPORTS TO SHAREHOLDERS, PRESS RELEASES OR COMPANY STATEMENTS WILL NOT BE REALIZED. IN ADDITION, THE INCLUSION OF ANY STATEMENT IN THIS REPORT DOES NOT CONSTITUTE AN ADMISSION BY US THAT THE EVENTS OR CIRCUMSTANCES DESCRIBED IN SUCH STATEMENT ARE MATERIAL. FURTHERMORE, WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT MATERIALIZE AND MAY INVOLVE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL, THAT COULD CAUSE ACTUAL EVENTS OR PERFORMANCE TO DIFFER MATERIALLY FROM THOSE CONTAINED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE OUR ABILITY TO ACHIEVE POSITIVE CASH FLOW BY INCREASING REVENUES AND REDUCING EXPENSES IN OUR NEWLY-ACQUIRED TELECOMMUNICATIONS SERVICES BUSINESS IN THE U.S., THE COSTS THAT MAY BE ASSOCIATED DISCONTINUING OUR LATIN AMERICAN TELECOMMUNICATIONS RIGHTS BUSINESS, AND OUR ABILITY TO OBTAIN ADDITIONAL OUTSIDE FINANCING. INVESTORS ARE DIRECTED TO CONSIDER THE OTHER RISK AND UNCERTAINTIES DISCUSSED IN OUR SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001.

U.S. REALTEL, INC

Condensed Consolidated Balance Sheets at March 31, 2002
  (unaudited) and December 31, 2001 .....................................     2

Unaudited Condensed Consolidated Statements of Operations
  for the three months ended March 31, 2002 and 2001 and for
  the three months ended March 31, 2001 (predecessor) ...................     3

Unaudited Condensed Consolidated Statement of Stockholders'
  Equity for the three months ended
  March 31, 2002 ........................................................     4

Unaudited Condensed Consolidated Statements of Cash Flows
  for the three months ended March 31,
  2002 and 2001 and for the three months ended
  March 31, 2001 (predecessor) ..........................................     5

Notes to Unaudited Condensed Consolidated Financial Statements ..........     6


CYPRESS COMMUNICATIONS, INC

Condensed Consolidated Balance Sheets at January 31, 2002
  (acquisition date) (unaudited) and December 31, 2001 ..................    11

Unaudited Condensed Consolidated Statement of Operations
  for the period from January 1, 2002
  through January 31, 2002  (acquisition date) ..........................    12

Unaudited Condensed Consolidated Statement of Cash Flow for
  the period from January 31, 2002
  through January 31, 2002  (acquisition date) ..........................    13

Notes to Unaudited Condensed Consolidated Financial Statements ..........    14

                                                               U.S. REALTEL, INC

                                                          CONDENSED CONSOLIDATED
                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------


                                                    MARCH 31, 2002
                                                     (UNAUDITED)       DECEMBER 31, 2001
                                                   ----------------    --------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents (includes $770,000 of
    restricted cash)                                  $ 10,643,000      $  2,061,000
  Accounts receivables, net                              2,711,000            40,000
  Prepaid expenses and other current assets              1,065,000           134,000
                                                      ------------      ------------

TOTAL CURRENT ASSETS                                    14,419,000         2,235,000
                                                      ------------      ------------

PROPERTY AND EQUIPMENT, NET                                 18,000            55,000

OTHER ASSETS                                                    --            92,000
                                                      ------------      ------------

                                                      $ 14,437,000      $  2,382,000
                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued expenses                 $  9,154,000      $    463,000
  Current notes payable and current portion of
    long term debt                                         584,000           100,000
                                                      ------------      ------------

TOTAL CURRENT LIABILITIES                                9,738,000           563,000
                                                      ------------      ------------

DEFERRED INCOME                                             36,000            88,000

LONG TERM DEBT                                             538,000            50,000

STOCKHOLDERS' EQUITY
  Common stock                                               6,000             6,000
  Additional paid-in capital                            20,353,000        19,599,000
  Accumulated deficit                                  (15,385,000)      (19,294,000)
  Accumulated other comprehensive income                   (49,000)        2,170,000
                                                      ------------      ------------

                                                         4,925,000         2,481,000

  Less:  Treasury Stock                                   (800,000)         (800,000)
                                                      ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                               4,125,000         1,681,000
                                                      ------------      ------------

                                                      $ 14,437,000      $  2,382,000
                                                      ============      ============


================================================================================

                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                               U.S. REALTEL, INC

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                        STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


                                                                               FOR THE THREE
                                            FOR THE THREE       FOR THE THREE    MONTHS ENDED
                                            MONTHS ENDED        MONTHS ENDED    MARCH 31, 2001
                                          MARCH 31, 2002(a)    MARCH 31, 2001    (PREDECESSOR)
                                          -----------------    --------------  ----------------
REVENUES                                     $  3,234,000      $         --      $  4,657,000

DIRECT COSTS                                    2,286,000                --         8,168,000
                                             ------------      ------------      ------------

REVENUES - NET OF DIRECT COSTS                    948,000                --        (3,511,000)
                                             ------------      ------------      ------------

OPERATING EXPENSES
  Sales and marketing                             597,000             9,000         3,703,000
  General and administrative                    5,018,000           620,000        18,575,000
  Restructuring and other unusual charges              --                --        35,910,000
                                             ------------      ------------      ------------

TOTAL OPERATING EXPENSES                        5,615,000           629,000        58,188,000
                                             ------------      ------------      ------------

OTHER INCOME (EXPENSE)
  Interest income                                   5,000           164,000         1,141,000
  Interest expense                             (1,713,000)           (1,000)               --
  Net loss on disposal of assets                   (6,000)               --                --
                                             ------------      ------------      ------------

TOTAL OTHER INCOME (EXPENSE) - NET             (1,714,000)          163,000         1,141,000
                                             ------------      ------------      ------------

Loss from continuing operations                (6,381,000)         (466,000)      (60,558,000)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
(includes loss from diposition in
the amount of $66,000)                          2,104,000          (812,000)               --
                                             ------------      ------------      ------------

Loss before extraordinary gain                 (4,277,000)       (1,278,000)      (60,558,000)

EXTRAORDINARY GAIN                              8,186,000                --                --
                                             ------------      ------------      ------------

NET INCOME (LOSS)                            $  3,909,000      $ (1,278,000)     $(60,558,000)
                                             ============      ============      ============


NET (INCOME) LOSS PER COMMON SHARE
BASIC AND DILUTED

Loss from continuing operations              $      (1.07)     $      (0.07)     $     (12.38)

Discontinued operations                      $        .35      $      (0.13)               --

Extraordinary gain                                   1.38                --                --
                                             ------------      ------------      ------------
NET INCOME (LOSS) PER COMMON
SHARES BASIC AND DILUTED                     $       0.66      $      (0.20)     $     (12.38)
                                             ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                     5,935,000         6,462,000         4,890,000(b)
                                             ============      ============      ============

================================================================================
(a) Includes the operations of Cypress Communications, Inc. from February 1, 2002 through March 31, 2002.
(b)  Reflects the 1 - for - 10 reverse stock split during August 2001.


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                               U.S. REALTEL, INC

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                              OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------


                                                                                    ACCUMU-
                                                                                     LATED
                                                                                      OTHER
                           COMMON STOCK    ADDITIONAL                   COMPRE-      COMPRE-      TREASURY STOCK
                        ------------------   PAID-IN    ACCUMULATED      HENSIVE     HENSIVE    --------------------
                         SHARES    AMOUNT    CAPITAL      DEFICIT        INCOME       INCOME     SHARES      AMOUNT        TOTAL
                        ---------  ------- -----------  ------------   -----------   ---------  ---------   ---------   ------------
Balance, at
  December 31, 2001     6,468,000  $6,000  $19,599,000  $(19,294,000)           --   $ 2,170,000   533,000  $(800,000)  $ 1,681,000

Stock warrants                 --      --      754,000            --            --            --        --         --       754,000
(unaudited)

Net income (unaudited)         --      --           --     3,909,000     3,909,000            --        --         --     3,909,000

Cumulative effect on
    exchange rates
    (unaudited)                --      --           --            --    (2,219,000)   (2,219,000)       --         --    (2,219,000)
                                                                       -----------
Other comprehensive
    income (unaudited)         --      --           --            --   $ 1,690,000            --        --         --            --
                        ---------  ------  -----------  ------------   ===========   -----------   -------  ---------   -----------
Balance, at March 31,
  2001 (unaudited       6,468,000  $6,000  $20,353,000  $(15,385,000)                $   (49,000)  533,000  $(800,000)  $ 4,125,000
                        =========  ======  ===========  ============                 ===========   =======  =========   ===========


================================================================================

                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                                                 FOR THE THREE
                                                        FOR THE THREE        FOR THE THREE       MONTHS ENDED
                                                        MONTHS ENDED         MONTHS ENDED        MARCH 31, 2001
                                                       MARCH 31, 2002(a)    MARCH 31, 2001       (PREDECESSOR)
                                                      -----------------    -----------------    -----------------
Cash flows from operating activities:
  Net income (loss)                                       $  3,909,000       $(1,278,000)      $(60,558,000)
  Adjustments to reconcile net loss to net cash used
    in operating activities
    Depreciation and amortization                                   --             9,000          8,378,000
    Restructuring charges                                           --                --         35,049,000
    Stock warrants issued with debt                            754,000                --                 --
    Other non-cash items                                            --                --            165,000
    Net loss on disposal of assets                              37,000                --                 --
    Deferred income                                            (52,000)               --                 --
    Extraordinary gain                                      (8,186,000)               --                 --
    Discontinued operations                                 (2,170,000)            6,000                 --
   Changes in assets and liabilities, net
     of assets acquired:
      Decrease (increase) in accounts receivable               546,000            17,000           (432,000)
      (Increase) decrease in prepaid expenses and
        other current assets                                  (611,000)           14,000            (48,000)
      Decrease (increase) in other assets                       11,000                --            (15,000)
      Decrease in accounts payable and accrued
        expenses                                              (419,000)         (411,000)        (4,419,000)
                                                          ------------       -----------       ------------

Net cash used in operating activities                       (6,181,000)       (1,643,000)       (21,880,000)
                                                          ------------       -----------       ------------

Cash flows from investing activities:
  Sale of short-term investment                                     --                --         22,105,000
  Investment in subsidiary                                 (17,861,000)         (600,000)                --
  Capital expenditures                                              --           (11,000)        (8,754,000)
  Cash acquired in acquisitions                             32,680,000                --                 --
                                                          ------------       -----------       ------------
Net cash provided by (used in)
  investing activities                                      14,819,000          (611,000)        13,351,000
                                                          ------------       -----------       ------------

Cash flows from financing activities:
  Return of investment                                              --                --         (2,333,000)
  Proceeds from note payable in connection
    to acquisition                                          16,436,000                --                 --
  Repayment of note payable in connection
    to acquisition                                         (16,436,000)               --                 --
  Principal payments of long-term debt                          (7,000)               --            (83,000)
                                                          ------------       -----------       ------------
Net cash (used in) financing activities                         (7,000)               --         (2,416,000)
                                                          ------------       -----------       ------------

Effect of Exchange Rates Changes on Cash                       (49,000)               --           (177,000)
                                                          ------------       -----------       ------------

Net Increase (Decrease) in Cash and Cash Equivalents         8,582,000        (2,254,000)       (11,122,000)

Cash and Cash Equivalents, at beginning of period            2,061,000         9,425,000         28,108,000
                                                          ------------       -----------       ------------

Cash and Cash Equivalents, at end of period               $ 10,643,000       $ 7,171,000       $ 16,986,000
                                                          ============       ===========       ============


================================================================================

(a) Includes the operations of Cypress Communications, Inc. from February 1, 2002 through March 31, 2002.

                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.

                                                    NOTES TO UNAUDITED CONDENSED
                                               CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.  BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include U.S. RealTel, Inc. ("U.S. RealTel" or the "Company"), its inactive finance subsidiary, its 71%-owned Argentinean subsidiary in process of liquidation (discontinued operations), its 89%-owned Brazilian subsidiary in process of liquidation (discontinued operations), its wholly owned telecommunications subsidiary Cypress Communications, Inc. and its wholly owned consulting subsidiary (which was incorporated in October 1999 and has limited activities). All intercompany accounts and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements included herein are unaudited and include all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 annual consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

2.  THE COMPANY

         The Company's original business was leasing telecommunication rights from owners of real property in North America for sublease to telecommunications providers requiring access to real estate for their services to reach building occupants and/or for placement of antenna networks. During 1998, the Company established a separate wholly owned finance subsidiary (inactive) and a 71%-owned Argentinean subsidiary. In February 2000, the Company established an 89%-owned Brazilian subsidiary. The minority interests of both international subsidiaries are substantially owned by related parties. For purposes of the accompanying consolidated financial statements, the Company has expensed all amounts advanced to the Argentinean and Brazilian subsidiaries until they became operational and such advances are considered recoverable. Accordingly, no minority interest is recognized in the consolidated financial statements.

         In December 2000, the Company sold its North American operations and entered into a two-year noncompete agreement with respect to future business in this market segment in North America, Mexico and certain parts of Europe. As a result of this sale, the Company's operations were conducted entirely outside of the U.S., in Argentina and Brazil.

         In February 2002, the Company completed its acquisition of Cypress Communications, Inc. ("Cypress") (Note 4). As a result of this acquisition, the Company entered into a new business--providing comprehensive data, voice and video communications services to businesses located in commercial office buildings in selected major metropolitan markets within the United States, and is therefore no longer considered to be in a development stage. In March 2002, the Company decided to discontinue the operations in Latin America (Note 5). As a result of this decision, the Company's operations are now limited to the new telecommunications services business the Company entered in connection with the Cypress acquisition.

         Initially, the Company's efforts were devoted to raising capital, recruiting and training personnel, and acquiring leases of telecommunications rights and subleasing these rights--first in North America and later in Latin America. In late 2000 and throughout 2001, the Company focused on repositioning itself, selling its old North American operations and seeking to develop its international telecommunications rights business. Most recently, the Company has focused on acquiring Cypress (Note 4), discontinuing the Company's telecommunications rights operations in Latin America (Note 5), and realigning the Company's business to concentrate on providing property-specific telecommunications services. To date, the Company has received marginal net revenues from its U.S. telecommunications services business. No assurance can be given as to when, or if, the Company will be able to attain profitable operations.

3.  LIQUIDITY

         As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has cumulative losses and has negative cash flows from operations. Operating costs associated with the Company's efforts to develop its telecommunications rights business in Argentina and Brazil, its corporate cash flow requirements, which include existing commitments entered into prior to the sale of the North American assets, and a declining economy in the Company's principal telecommunications rights market, Argentina, all negatively affected the Company's cash position.

         During the first quarter of 2002, Management initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) completing the acquisition of Cypress and making certain adjustments to Cypress' staffing levels and cost structure (Note 4), and (ii) discontinuing operations in Argentina and Brazil (Note 5). As of March 31, 2002, the Company had cash and cash equivalents of approximately $10.6 million, including cash from of Cypress in the amount of $10 million.

         With the acquisition of Cypress and restructuring of its operations, and the discontinuance of the Company's Latin America operations, the Company believes that its cash position, even though it will continue to erode in the near term, should stabilize by the end of year 2002 or the beginning of 2003. The Company cannot, however, give any assurance that it will be able to achieve additional revenues from its newly acquired Cypress telecommunications services business in the U.S., that the costs of disposing of the Company's Latin American operations, will be immaterial (as the Company currently projects), that the Company will be successful in reducing the cash used in operating activities, or that the Company will be able to obtain additional outside funding. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

4.  ACQUISITION

         In February 2002, the Company completed the acquisition of Cypress, a U.S. based operation that provides a full range of telecommunications services to businesses in multi-tenant office buildings located in select major metropolitan markets within the United States. The acquisition of Cypress will allow the Company to concentrate its resources and expertise on providing premium communications services to over 2,500 small and medium sized business customers in seven major metropolitan U.S. markets: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles and Seattle. Cypress' investment in telecommunications and broadband infrastructure will enable the Company to provide bundled communications services to businesses located in multi-tenant office buildings in a manner that is both reliable and cost effective for its customers.

         The acquisition was completed through a tender offer for outstanding Cypress common stock and a short form merger of a new wholly-owned acquisition subsidiary of U.S. RealTel into Cypress. The purchase price was $3.50 per share, in cash, for a total purchase price of approximately $17.9 million, which included cash paid for options to purchase shares of Cypress under option plans in the amount of $58,000 and expenses incurred in connection with the acquisition of approximately $638,000. As a result of the acquisition, the Company, at the subsidiary level, acquired 100% of Cypress' assets, including cash and its telecommunications infrastructure, and succeeded to all of the liabilities of Cypress, including operating lease commitments, primarily related to former office space, and license agreements with property owners and/or operators of several office buildings. The Company obtained financing to purchase the Cypress common stock and complete the merger through a loan from the LaSalle Bank, which was facilitated by Oliver Estate, a private entity affiliated with a director of the Company. The loan was repaid in February 2002, with interest of approximately $3,000. In connection to the loan, the Company paid a commission fee to the Oliver Estate of $875,000 and issued warrants to purchase up to 850,000 shares of the Company's common stock at an exercise price of $1 per share. The warrants are exercisable through February 2007 and, using the Black-Scholes pricing model, were valued by the Company at $754,000. Assumptions used for the Black-Scholes option-pricing model include: no dividends yield for all years, expected volatility of 120 percent, risk-free interest rate of 4.75 percent and expected life of 5 years. The commission and the value of the warrants were treated as interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations. In addition, the Company paid bank fees and interest of approximately $55,000, which are also treated as interest expense.

         The transaction was accounted for by the purchase method of accounting and resulted in negative goodwill. After the elimination of all long-term assets of Cypress in an aggregate amount of $27.2 million, the transaction resulted in an extraordinary gain associated with the acquisition in the amount of $8,186,000. The Unaudited Condensed Consolidated Statements of Operations include the operations of Cypress from February 1, 2002 through March 31, 2002.

         ACQUISITION COSTS                                                  $ 17,942,000

         NET BOOK VALUE OF CYPRESS                                            53,311,000
                                                                            ------------


         NEGATIVE GOODWILL - BEFORE REDUCTION
          OF LONG-TERM ASSETS                                                 35,369,000

         REDUCTION OF LONG-TERM ASSETS
            Property and equipment                         26,771,000
            Other assets                                      412,000         27,183,000
                                                           ----------       ------------

         EXTRAORDINARY GAIN                                                 $  8,186,000
                                                                            ============

         The following Unaudited Pro Forma Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001, assume the transaction occurred at January 1, 2001 and depreciation expense attributed to Cypress' property and equipment has been eliminated:


                                             MARCH 31, 2002    MARCH 31, 2001
                                             --------------    ---------------

         Revenues                             $  4,799,000      $  4,657,000
                                              ============      ============

         Loss from continuing operations      $(13,415,000)(1)  $(60,020,000)(2)
                                              ============      ============

         Net loss                             $ (3,125,000)     $(60,832,000)
                                              ============      ============
         Loss per common share from
         continuing operations                $      (2.26)     $      (9.29)
                                              ============      ============
         Net loss per common
         shares basic and diluted             $      (0.53)     $      (9.41)
                                              ============      ============

         Weighted average common shares
         outstanding                             5,935,000         6,462,000
                                              ============      ============

(1) Includes a non-recurring charge for the acceleration of deferred compensation in the amount of $6,141,000.
(2) Includes a non-recurring charge for restructuring costs in the amount of $35,910,000.

5.  DISCONTINUED OPERATIONS

         In March 2002, the Company decided to discontinue its telecommunications rights operations in Latin America, which are now in the process of liquidation. Discontinuing the Company's operations in Latin America is expected to help the Company preserve existing capital and dedicate its resources to its new telecommunications services business in the U.S. Balances in the 2001 financial statements have been reclassified to reflect our Latin American business as discontinued operations.

         The Company expects to incur various costs in connection with the disposition or termination of its Latin American operations, which in the estimation of the management should not be material. The Company believes such costs will be immediately offset by the benefits associated with reduced expenditures for such operations and the ability to redeploy the Company's assets in its new telecommunications services business. Discontinuation of the Company's Latin America operations will also eliminate risks associated with international operations, including substantial foreign currency exchange risks, which risks resulted in currency translation losses in 2001.

6.  STOCK OPTIONS

         In March 2002, the Company's Board of Directors approved an amendment to the 1999 Employee Equity Incentive Plan. By this amendment, the number of shares of common stock reserved to be issued under the plan was increased to 3,200,000 shares. As of March 31, 2002, after giving effect to the issuance of additional options following adoption of the amendment, options to purchase 2,337,388 shares were outstanding under the plan.

7.  SEVERANCE ARRANGEMENT

         In February 2002, the Company entered into severance arrangements with certain other officers and employees of the Company. Under these arrangements, the Company paid out severance of approximately $400,000.

8.  SUBSEQUENT EVENT

         On April 1, 2002, U.S. RealTel announced that its Board of Directors had approved the use of up to $500,000 for repurchase of its common stock. Under this stock repurchase program, as of May 15, 2002, the Company had purchased 59,500 shares of the Company's common stock at fair value for approximately $58,000. These shares will be accounted for as treasury stock.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations (SFAS 141), and FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires the Company, upon adoption of SFAS 142, to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

         The Company adopted SFAS Nos. 141 and 142 during the first quarter of 2002.

         In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. During 2002, the provision of this statement will affect the Company because of the discontinuation of the Latin American operations.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical corrections. This Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statements amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of this Statement related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                                  CONDENSED CONSOLIDATED BALANCE
                                                                          SHEETS

================================================================================

                                                  JANUARY 31, 2002(a)
                                                       (UNAUDITED)         DECEMBER 31, 2001
                                                    ----------------      ------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents (includes $770,000 of
    restricted cash)                                   $  32,680,000       $  33,757,000
  Accounts receivables, net                                3,217,000           3,136,000
  Prepaid expenses and other current assets                  320,000             259,000
                                                       -------------       -------------

TOTAL CURRENT ASSETS                                      36,217,000          37,152,000
                                                       -------------       -------------

PROPERTY AND EQUIPMENT, NET                               26,771,000          27,190,000

OTHER ASSETS                                                 412,000           1,192,000
                                                       -------------       -------------

                                                       $  63,400,000       $  65,534,000
                                                       =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued liabilities               $   9,110,000          10,018,000
  Current notes payable & current portion of
    long term debt                                           347,000             446,000
                                                       -------------       -------------

TOTAL CURRENT LIABILITIES                                  9,457,000          10,464,000
                                                       -------------       -------------
LONG TERM DEBT                                               632,000             335,000
                                                       -------------       -------------

STOCKHOLDERS' EQUITY
  Common stock                                                 6,000               6,000
  Additional paid-in capital                             569,827,000         569,827,000
  Deferred compensation                                           --          (6,312,000)
  Accumulated deficit                                   (516,703,000)       (508,739,000)
  Accumulated other comprehensive income                     181,000             (47,000)
                                                       -------------       -------------

TOTAL STOCKHOLDERS' EQUITY                                53,311,000          54,735,000
                                                       -------------       -------------

                                                       $  63,400,000       $  65,534,000
                                                       =============       =============


================================================================================

(a)  Date Cypress was acquired by U.S. RealTel, Inc. for accounting purposes.


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                         STATEMENT OF OPERATIONS

================================================================================



                                            FOR THE PERIOD FROM
                                           JANUARY 1, 2002 THROUGH
                                             JANUARY 31, 2002(a)
                                           -----------------------

REVENUES                                         $ 1,565,000

DIRECT COSTS                                       1,318,000
                                                 -----------

REVENUES - NET OF DIRECT COSTS                       247,000
                                                 -----------

OPERATING EXPENSES
  Sales and marketing                                270,000
  General and administrative                       7,752,000
                                                 -----------

TOTAL OPERATING EXPENSES                           8,022,000
                                                 -----------

OPERATING LOSS                                    (7,775,000)
                                                 -----------

OTHER INCOME
  Interest income                                     70,000
                                                 -----------

TOTAL OTHER INCOME                                    70,000
                                                 -----------

NET LOSS                                         $(7,705,000)
                                                 ===========


NET LOSS PER COMMON SHARE BASIC AND DILITED      $     (1.56)
                                                 ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                      4,926,000(b)
                                                 ===========

================================================================================
(a)  Date Cypress was acquired by U.S. RealTel, Inc. for accounting purposes.
(b)  Reflects the 1 - for - 10 reverse stock split during August 2001.


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                          STATEMENT OF CASH FLOW

================================================================================


                                                         For the period from
                                                          January 1, 2002
                                                              through
                                                        January 31, 2002(a)
                                                        --------------------
Cash Flows From Operating Activities
  Net loss                                                   $ (7,705,000)
  Adjustments to reconcile net loss to net cash used
    in operating activities
    Depreciation and amortization                                 671,000
    Deferred compensation                                       6,141,000
    Other non-cash items                                          (73,000)
    Changes in assets and liabilities
      Increase in accounts receivable, net                        (81,000)
      Increase in prepaid expenses and other current
       assets                                                     (61,000)
      Decrease in other assets                                    780,000
      Decrease in accounts payable and accrued expenses          (908,000)
                                                             ------------

Net cash used in operating activities                          (1,236,000)
                                                             ------------

Cash Flows From Investing Activities
  Capital expenditures                                             (8,000)
                                                             ------------

Net cash used in investing activities                              (8,000)
                                                             ------------
Cash Flows From Financing Activities
  Notes payable and long term debt                                198,000
                                                             ------------

Net cash provided by financing activities                         198,000
                                                             ------------

Effect of Exchange Rates Changes in Cash                          (31,000)
                                                             ------------

Net Decrease in Cash and Cash Equivalents                      (1,077,000)

Cash and Cash Equivalents, at beginning of period              33,757,000
                                                             ------------

Cash and Cash Equivalents, at end of period                  $ 32,680,000
                                                             ============

================================================================================
(a)  Date Cypress was acquired by U.S. RealTel, Inc. for accounting purposes.

                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                                    NOTES TO UNAUDITED CONDENSED
                                               CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

         Cypress Communications, Inc. and its subsidiaries ("Cypress ") provide a full range of communications services to businesses in multi-tenant office buildings located in select major metropolitan markets within the United States. Cypress's telecommunications services include high speed Internet access and data services, local and long-distance voice services, feature-rich digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. Cypress delivers these services over state-of-the-art fiber optic, digital, and broadband networks that Cypress designs, constructs, owns and operates inside large and medium-sized office buildings.

         In February 2002, Cypress was acquired by U.S. RealTel, Inc. ("U.S. RealTel") (Note 2). During 2002, Cypress will be considered the predecessor and, therefore, U.S. RealTel's reporting includes prior year financial statements for Cypress as well as for U.S. RealTel for purposes of comparability.

         The condensed consolidated financial statements included herein are unaudited and include all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Cypress' December 31, 2001 annual consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

         The December 31, 2001 balance sheet was derived from audited financial statements as of that date.

2.  ACQUISITION

         In January 2002, Cypress entered into a definitive agreement providing for the sale of the Company to U.S. RealTel. Pursuant to the agreement, U.S. RealTel initiated a tender offer for all of the outstanding shares of common stock of the Company, including the associated rights to purchase preferred stock, at a purchase price of $3.50 per share, in cash. The transaction was completed in February 2002 for approximately $17.9 million, which included cash paid for options to purchase shares of Cypress under option plans in the amount of $58,000 and expenses incurred in connection with the acquisition of approximately $638,000. The acquisition was completed immediately after the closing of the tender offer through a merger of a new wholly-owned acquisition subsidiary of U.S. RealTel into Cypress, with Cypress surviving as a wholly owned subsidiary of U.S. RealTel.

         Immediately prior to the initial expiration date of the tender offer, all restricted stock awards of Cypress were vested to permit the holders to tender the shares that were the subject of such awards. In connection with this acquisition deferred compensation in the amount of $6,141,000 was expensed. In addition, the merger agreement provided that upon effectiveness of the merger, each then-outstanding option to purchase shares of Cypress common stock under any option plan, program or arrangement (each an "Option"), whether or not such Option was then exercisable or vested, would be converted into an obligation of Cypress to pay to the option holder a cash amount equal to the product of (i) the excess, if any, of the tender offer price over the applicable per share exercise price of such Option and (ii) the number of shares subject to such Option.

         All other rights to acquire equity in Cypress, including outstanding warrants held by property owners and operators and the warrant issued in connection with the hiring of Cypress's former CEO, although not canceled in connection with the merger, are expected to expire unexercised because of the high strike prices at which they were issued.

         In connection with the merger and resulting change of control, Cypress paid out severance of $400,000 to the Company's former CEO under a severance and separation arrangement that existed at December 31, 2001.

                                     PART I

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN "ITEM 1. FINANCIAL STATEMENTS" AND THE "STATEMENT REGARDING FORWARD LOOKING STATEMENTS" APPEARING IN ITEM 1.

OVERVIEW

         During the three-month period ended March 31, 2002, U.S. RealTel, Inc. ("U.S. RealTel") provided, or sought to provide, site access and usage rights, which are referred to as "telecommunications rights," to telecommunications companies in Latin America through our 71%-owned Argentinean subsidiary and our 89%-owned Brazilian subsidiary. Both operations are currently in process of liquidation and have been reflected as discontinued operations. In addition, since our February 2002 acquisition of Cypress Communication, Inc. ("Cypress"), we have provided comprehensive data, voice and video communications services, referred to as "telecommunications services," to businesses located in commercial office buildings in selected major metropolitan markets within the United States.

         Except for the net gain of approximately $15.5 million on the sale of our old North American telecommunications rights operations in December 2000 and an extraordinary gain of approximately $8.2 million on the acquisition of Cypress, under purchase accounting, we have incurred significant operating losses and experienced negative cash flows from operations since inception. Our ability to continue as a going concern is contingent upon our ability to obtain additional financing or positive cash flow from operations. Moreover, we expect to continue to incur development costs as part of our efforts to achieve profitability. These costs could increase as we pursue new sources of revenues. Loss from continuing operations for the three months ended March 31, 2002 amounted $6,381,000. As of March 31, 2002, we had cash and cash equivalents of approximately $10.6 million, including cash from Cypress of $10 million, and working capital of approximately $4.7 million.

         The Unaudited Condensed Consolidated Statements for the three months ended March 31, 2002 include the operations of Cypress from the date of acquisition (February 1, 2002).

U.S. REALTEL THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO CYPRESS (PREDECESSOR) THREE MONTHS ENDED MARCH 31, 2001

         REVENUES. For the three months ended March 31, 2002, revenues of our newly acquired Cypress telecommunications services business represented substantially all of our consolidated revenues. Revenues from this business decreased to approximately $3,234,000 for the three months ended March 31, 2002 from approximately $4,657,000 for the three months ended March 31, 2001. Revenues for the three months ended March 31, 2002 include results from operations from Cypress from the date of acquisition (February 1, 2002). If revenues for January 2002 were included, revenues would increase to $4,799,000 due to an increase in customer base net of a decrease in revenues resulting from the implementation of a strategy approved by Cypress' board of directors in December 2000, which included Cypress' exit from several unprofitable markets, as well as cost reductions through employee reductions and other measures.

         Revenues from our Latin American operations are included net of operating costs under loss from discontinued operations. Revenues for Argentina decreased to approximately $31,000 for the three months ended March 31, 2002 from approximately $75,000 for the three months ended March 31, 2001. The decrease in revenues resulted from the devaluation of the Argentinean peso after the Argentinean currency crashed in January 2002. Our Brazilian operations had no revenues.

         REVENUES-NET. Revenues-net (after direct costs) increased to approximately $948,000 for the three months ended March 31, 2002 from a loss of approximately ($3,511,000) for the three months ended March 31, 2001. Margins increased to approximately 29% in 2002 from approximately (75%) in 2001, due to the implementation of the strategy approved by Cypress' board of directors in December 2000, as discussed above.

         Revenues-net for Argentina decreased to approximately $13,000 for the three months ended March 31, 2002 from approximately $32,000 for the three months ended March 31, 2001. The decrease in revenues-net resulted from the devaluation of the Argentinean peso after the Argentinean currency crashed in January 2002.

         OPERATING EXPENSES. Operating expenses decreased to approximately $5,615,000 for the three months ended March 31, 2002 from approximately $58,188,000 for the three months ended March 31, 2001. The decrease in operating expenses resulted from the implementation of the strategy approved by Cypress' board of directors in December 2000, as discussed above. Operating expenses for the three months ended March 31, 2001 included restructuring and impairment charges of approximately $35.9 million. Sales and marketing expenses decreased to approximately $597,000 for the three months ended March 31, 2002 from approximately $3,703,000 for the three months ended March 31, 2001 due to reduced marketing activities during the first quarter 2002. General and administrative expenses decreased to approximately $5 million for the three months ended March 31, 2002 from approximately $18.6 million for the three months ended March 31, 2001. General and administrative expenses for the three months ended March 31, 2001 includes depreciation and amortization expense of approximately $7,621,000.

         OTHER INCOME AND (EXPENSE). Other income and expense was approximately ($1,714,000) during three months ended March 31, 2002, as compared with $1,141,000 for the three months ended March 31, 2001. Other income for the three months ended March 31, 2001 represented interest income from excess cash invested by Cypress. Other expense for the three months ended March 31, 2002 consisted primarily of approximately $1.7 million in interest and finance charges primarily incurred by U.S. RealTel in connection with the acquisition of Cypress.

         EXTRAORDINARY GAIN. The three months ended March 31, 2002 includes an extraordinary gain of approximately $8,186,000, which resulted after the elimination of all long-term assets of Cypress in an aggregate amount of approximately $27 million (Note 4 to Unaudited Condensed Consolidated Financial Statements).

         INCOME TAXES. For the three months ended March 31, 2002 and 2001, no income tax benefit of the losses was recognized because of uncertainty as to whether the benefit from the net operating losses will be realized.

         NET INCOME (LOSS). Our net income for the three months ended March 31, 2002 was approximately $3,909,000 ($0.66 per basic and diluted common share). For the three months ended March 31, 2001, the net loss was approximately $60,558,000. The increase in net income resulted from the implementation of the approved plan by Cypress' board of directors in December 2001, as discussed above, net of the effect of reduced interest income, and extraordinary gain of $8,186,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in our operations was approximately $6,181,000 for the three months ended March 31, 2002 versus approximately $21,880,000 for the three months ended March 31, 2001. The decrease in net cash used for operating activities in 2002 was primarily due to the reduction in operating costs resulting from the implementation of a strategy approved by Cypress' board of directors in December 2000, which included the Cypress' exit from several markets, as well as cost reductions through employee reductions and other measures.

         Proceeds from investing activities were approximately $14,819,000 for the three months ended March 31, 2002, as compared with proceeds of approximately $13,351,000 for the three months ended March 31, 2001. Cash provided in 2002 resulted from the acquisition of Cypress, net of approximately $17.9 million in acquisition costs. Cash provided in 2001 was primarily from the sale of short-term investments.

         Our primary sources of liquidity have been proceeds from the issuance of common stock and convertible debentures, as well as proceeds from the sale of our old North American operations in December 2000 and cash acquired though the acquisition of Cypress. Cash used in financing activities was approximately $7,000 for the three months ended March 31, 2002, as compared to approximately $2,416,000 for the three months ended March 31, 2001. Cash used during the first quarter of 2002 was to pay capital lease obligations of Cypress totaling approximately $7,000 to which we succeeded as a consequence of the acquisition, while cash used during the first quarter of 2001 was to return an investment to Cypress' partner in its Canadian subsidiary of approximately $2,333,000 and to pay capital lease obligations of approximately $83,000.

         Operating costs associated with our efforts to develop our telecommunications rights business in Argentina and Brazil, our corporate cash flow requirements, which include existing commitments entered into prior to the sale of the old North American operations, coupled with a declining economy in Argentina, all negatively affected our cash position during 2001. During the first quarter of 2002, we initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) completing the acquisition of Cypress and making certain adjustments to Cypress' staffing levels and cost structure (Note 4 to Unaudited Condensed Consolidated Financial Statements) and (ii) discontinuing operations in Argentina and Brazil (Note 5 to Unaudited Condensed Consolidated Financial Statements).

         As of March 31, 2002, the Company had cash and cash equivalents of approximately $10.6 million, including cash from Cypress of $10 million. We believe that by capitalizing on Cypress' infrastructure and its customer base, while reducing its operating costs, we will be able to turn this newly acquired subsidiary into a cash flow-positive operation. We are also exploring other acquisition opportunities that may have a positive impact on our operating results.

         However, in the short run, disposition of our international operations and our efforts to develop the Cypress telecommunications services business may continue to adversely impact the Company's cash position and may cause a shortfall in the Company's cash position during 2002. We are therefore pursuing various sources of additional debt and/or equity financing to fund our U.S. operations and corporate overhead, as well as the cost of future acquisitions, until we become profitable. No assurance can be given that we will be able to obtain additional financing on terms acceptable to the Company or at all. If we are unable to obtain adequate funds on acceptable terms, our ability to fund our expansion, respond to competitive pressures, become profitable or continue as a going concern would be significantly impaired. Furthermore, if we decide to borrow funds in the future to fund our business, the terms of those borrowings would likely contain restrictive covenants that would limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We could also be required to pledge assets as security for the borrowings. If we leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. Accordingly, there can be no assurance that our business plan will be achieved or that we will ever become profitable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from these uncertainties and were prepared based on the assumption that the Company will continue as a going concern. However, we note that the report issued by our Independent Certified Public Accountants with respect to our financial statements for the year ended December 31, 2001 (which did not reflect the Cypress acquisition or the discontinuation of our Latin American operations) raised substantial doubt about the Company's ability to continue as a going concern.

         We do not consider our business seasonal in nature causing any unusual liquidity issues.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations (SFAS 141), and FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires the Company, upon adoption of SFAS 142, to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company adopted SFAS Nos. 141 and 142 during the first quarter of 2002.

         In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. During 2002, the provision of this statement will affect the Company because of the discontinuation of the Latin American operations.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical corrections. This Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statements amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of this Statement related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

                                     PART II

                  ITEM 6. EXHIBIT LIST AND REPORTS ON FORM 8-K

(a)      Exhibits:         None.

(b)      Reports on Form 8-K:

         Two reports on Form 8-K and one amended report on Form 8-K/A were filed.

             Date                           Item Reported On
             ----                           ----------------


     January 22, 2002               Item 5. Other Events. The Company
                                    announced that it had entered into an
                                    Agreement and Plan of Merger with Cypress
                                    Communications, Inc. on January 10, 2002.

     March 1, 2002                  Item 2. Acquisition or Disposition
                                    of Assets. The Company announced the
                                    consummation of the acquisition of Cypress
                                    Communications, Inc.

     March 7, 2002                  Item 7. Financial Statements and Exhibits.
                                    The Company revised Item 7. in the Form 8-K originally filed March 1, 2002 to include the historical and pro forma financial information related to the acquisition of Cypress Communications, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U.S. REALTEL, INC.

Dated:  MAY 20, 2002                   By:  /s/  PERRY H. RUDA
                                            ------------------------------------
                                               Perry H. Ruda
                                               President

Dated:  MAY 20, 2002                   By:  /s/  EDGARDO VARGAS
                                            ------------------------------------
                                                Edgardo Vargas
                                                Vice President & Controller
                                                (Chief Accounting Officer)