Form 10QSB
period 2002-06-30
U S REALTEL INC
filed 2002-08-14
CIK 1056064

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2002
                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to _____________

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


              15 PIEDMONT CENTER, SUITE 100, ATLANTA, GEORGIA 30305
              -----------------------------------------------------
                    (Address of principal executive offices)


                                 (404) 869-2500
                                 --------------
                (Issuer's telephone number, including area code)


      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the numbers of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: 5,873,587 shares of common stock as of August 14, 2002


Transitional Small Business Disclosure Format:     Yes [ ]  No [X]

                               U.S. REALTEL, INC.

                QUARTERLY PERIOD ENDED JUNE 30, 2002 FORM 10-QSB

                                   ----------

                                TABLE OF CONTENTS

PART I             FINANCIAL INFORMATION


   Item 1.         Financial Statements...................................................      1

   Item 2.         Management's Discussion and Analysis ..................................     18



PART II            OTHER INFORMATION


   Item 4          Submission of Matters to a Vote of Security holders....................     23

   Item 5          Other Information......................................................     25

   Item 6.         Exhibit and Reports on Form 8-K........................................     25

                   Signatures.............................................................     27



                                     PART I

                          ITEM 1 - FINANCIAL STATEMENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR OUR FUTURE FINANCIAL AND OPERATIONAL PERFORMANCE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING MARKETS FOR OUR SERVICES; TRENDS IN REVENUES, GROSS PROFITS AND ESTIMATED EXPENSE LEVELS; LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY; AND ANY STATEMENT THAT CONTAINS THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "INTEND," "ESTIMATE," "EXPECT," "SEEK" AND OTHER SIMILAR EXPRESSIONS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT REFLECT OUR CURRENT EXPECTATIONS AND BELIEFS, AND WE DO NOT UNDERTAKE PUBLICLY TO UPDATE OR REVISE THESE STATEMENTS, EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS EXPRESSED IN THIS REPORT, ANNUAL OR QUARTERLY REPORTS TO SHAREHOLDERS, PRESS RELEASES OR COMPANY STATEMENTS WILL NOT BE REALIZED. IN ADDITION, THE INCLUSION OF ANY STATEMENT IN THIS REPORT DOES NOT CONSTITUTE AN ADMISSION BY US THAT THE EVENTS OR CIRCUMSTANCES DESCRIBED IN SUCH STATEMENT ARE MATERIAL. FURTHERMORE, WE WISH TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT MATERIALIZE AND MAY INVOLVE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL, THAT COULD CAUSE ACTUAL EVENTS OR PERFORMANCE TO DIFFER MATERIALLY FROM THOSE CONTAINED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE OUR ABILITY TO ACHIEVE POSITIVE CASH FLOW BY INCREASING REVENUES AND REDUCING EXPENSES IN OUR NEWLY ACQUIRED TELECOMMUNICATIONS SERVICES BUSINESS IN THE U.S., THE COSTS THAT MAY BE ASSOCIATED DISCONTINUING OUR LATIN AMERICAN TELECOMMUNICATIONS RIGHTS BUSINESS, AND OUR ABILITY TO OBTAIN ADDITIONAL OUTSIDE FINANCING. INVESTORS ARE DIRECTED TO CONSIDER THE OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OUR SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001.

U.S. REALTEL, INC.

Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001 ...........      2

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended
  June 30, 2002 and 2001 and for the three and six months ended June 30, 2001 (predecessor).........      3

Unaudited Condensed Consolidated Statement of Stockholders' Equity for the six months ended
  June 30, 2002.....................................................................................      4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002
  and 2001 and for the six months ended June 30, 2001 (predecessor).................................      5

Notes to Unaudited Condensed Consolidated Financial Statements .....................................      6


CYPRESS COMMUNICATIONS, INC. (PREDECESSOR)

Condensed Consolidated Balance Sheets at January 31, 2002 (acquisition date) (unaudited) and
  December 31, 2001.................................................................................      13

Unaudited Condensed Consolidated Statement of Operations for the period from January 1, 2002
  through January 31, 2002  (acquisition date)......................................................      14

Unaudited Condensed Consolidated Statement of Cash Flow for the period from January 31, 2002
  through January 31, 2002  (acquisition date)......................................................      15

Notes to Unaudited Condensed Consolidated Financial Statements .....................................      16


                                                               U.S. REALTEL, INC

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

================================================================================

                                                June 30, 2002     December 31, 2001
                                                -------------     -----------------
                                                 (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $  7,301,000       $  2,061,000
  Accounts receivables, net                         2,639,000             40,000
  Prepaid expenses and other current assets         1,113,000            134,000
                                                 ------------       ------------

TOTAL CURRENT ASSETS                               11,053,000          2,235,000
                                                 ------------       ------------

PROPERTY AND EQUIPMENT, NET                            61,000             55,000

OTHER ASSETS                                          263,000             92,000
                                                 ------------       ------------

                                                 $ 11,377,000       $  2,382,000
                                                 ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses          $ 10,516,000       $    463,000
  Current notes payable and long term debt            250,000            100,000
                                                 ------------       ------------

TOTAL CURRENT LIABILITIES                          10,766,000            563,000
                                                 ------------       ------------

DEFERRED INCOME                                       301,000             88,000

LONG TERM DEBT                                        185,000             50,000

STOCKHOLDERS' EQUITY
  Common stock                                          6,000              6,000
  Additional paid-in capital                       20,353,000         19,599,000
  Accumulated deficit                             (19,374,000)       (19,294,000)
  Accumulated other comprehensive income                   --          2,170,000
                                                 ------------       ------------

                                                      985,000          2,481,000

  Less:  Treasury Stock                              (860,000)          (800,000)
                                                 ------------       ------------

TOTAL STOCKHOLDERS' EQUITY                            125,000          1,681,000
                                                 ------------       ------------

                                                 $ 11,377,000       $  2,382,000
                                                 ============       ============


================================================================================

                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                               U.S. REALTEL, INC

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                        STATEMENTS OF OPERATIONS
================================================================================

                                           FOR THE SIX MONTHS ENDED                         FOR THE THREE MONTHS ENDED
                                  --------------------------------------------      --------------------------------------------
                                                                    JUNE 30,                                         JUNE 30,
                                    JUNE 30,        JUNE 30,          2001            JUNE 30,       JUNE 30,           2001
                                    2002 (a)          2001       (PREDECESSOR)          2002           2001         (PREDECESSOR)
                                  ------------    ------------    ------------      ------------    ------------    ------------
REVENUES                          $  8,172,000    $         --    $  9,408,000      $  4,938,000    $         --    $  4,751,000

DIRECT COSTS                         6,260,000              --      14,800,000         3,974,000              --       6,632,000
                                  ------------    ------------    ------------      ------------    ------------    ------------

REVENUES - NET OF DIRECT COSTS
                                     1,912,000              --      (5,392,000)          964,000              --      (1,881,000)

OPERATING EXPENSES
  Sales and marketing                1,406,000          71,000       6,183,000           809,000          62,000       2,480,000
  General and administrative         8,033,000       2,143,000      33,609,000         3,015,000       1,523,000      15,034,000

  Restructuring and other
    charges                             80,000              --      40,527,000            80,000              --       4,617,000
                                  ------------    ------------    ------------      ------------    ------------    ------------


TOTAL OPERATING EXPENSES             9,519,000       2,214,000      80,319,000         3,904,000       1,585,000      22,131,000
                                  ------------    ------------    ------------      ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                       41,000         215,000       1,836,000            36,000          51,000         695,000
  Interest expense                  (2,001,000)         (1,000)             --          (288,000)             --              --
  Net loss on disposal of assets        11,000          (4,000)             --            17,000          (4,000)             --
                                  ------------    ------------    ------------      ------------    ------------    ------------

TOTAL OTHER INCOME (EXPENSE) -
NET                                 (1,949,000)        210,000       1,836,000          (235,000)         47,000         695,000
                                  ------------    ------------    ------------      ------------    ------------    ------------

Loss from continuing operations     (9,556,000)     (2,004,000)    (83,875,000)       (3,175,000)     (1,538,000)    (23,317,000)

GAIN (LOSS) FROM DISCONTINUED
OPERATIONS                           2,036,000      (1,815,000)             --           (68,000)     (1,003,000)             --
                                  ------------    ------------    ------------      ------------    ------------    ------------

Loss before extraordinary gain      (7,520,000)     (3,819,000)    (83,875,000)       (3,243,000)     (2,541,000)    (23,317,000)

EXTRAORDINARY GAIN (LOSS)            7,440,000              --              --          (746,000)             --              --
                                  ------------    ------------    ------------      ------------    ------------    ------------

NET LOSS                          $    (80,000)   $ (3,819,000)   $(83,875,000)     $ (3,989,000)   $ (2,541,000)   $(23,317,000)
                                  ============    ============    ============      ============    ============    ============



NET LOSS PER COMMON SHARE
BASIC AND DILUTED

Loss from continuing operations   $      (1.62)   $      (0.31)   $     (17.44)     $      (0.54)   $      (0.24)   $      (4.84)

Discontinued operations                   0.35           (0.28)             --             (0.01)          (0.15)             --

Extraordinary gain                        1.26              --              --             (0.13)             --              --
                                  ------------    ------------    ------------      ------------    ------------    ------------

NET LOSS PER COMMON
SHARES BASIC AND DILUTED          $      (0.01)   $      (0.59)   $     (17.44)     $      (0.68)   $      (0.39)   $      (4.84)
                                  ============    ============    ============      ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                          5,913,000       6,468,000       4,810,000(b)      5,891,000       6,468,000       4,814,000(b)
                                  ============    ============    ============      ============    ============    ============


================================================================================

(a) Includes the operations of Cypress Communications, Inc. from February 1, 2002 through June 30, 2002.

(b)   Reflects the 1-for-10 reverse stock split during August 2001.


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                               U.S. REALTEL, INC

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                              OF CHANGES IN STOCKHOLDERS' EQUITY

================================================================================

                                                                                   ACCUMULATED
                         COMMON STOCK     ADDITIONAL                                  OTHER         TREAUSRY STOCK
                       -----------------   PAID-IN      ACCUMULATED  COMPREHENSIVE COMPREHENSIVE  ----------------
                        SHARES    AMOUNT   CAPITAL        DEFICIT        LOSS        INCOME       SHARES    AMOUNT      TOTAL
                       ---------  ------  -----------  ------------   ===========  -----------   -------  ---------   -----------
Balance, at
 December 31, 2001     6,468,000  $6,000  $19,599,000  $(19,294,000)               $ 2,170,000   533,000  $(800,000)  $ 1,681,000

Stock warrants                --      --      754,000            --            --           --        --         --       754,000
(unaudited)

Payment for treasury
stock
(unaudited)                   --      --           --            --            --           --    61,000    (60,000)      (60,000)

Net loss (unaudited)          --      --           --       (80,000)      (80,000)          --        --         --       (80,000)

Cumulative effect on
    exchange rates            --      --           --            --    (2,170,000)  (2,170,000)       --         --    (2,170,000)
    (unaudited)

Other comprehensive
    Loss (unaudited)          --      --           --            --   $(2,250,000)          --        --         --            --
                       ---------  ------  -----------  ------------   ===========  -----------   -------  ---------   -----------

Balance, at
 June 30, 2001
 (unaudited)           6,468,000  $6,000  $20,353,000  $(19,374,000)               $        --   594,000  $(860,000)  $   125,000
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

================================================================================

                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                        STATEMENTS OF CASH FLOWS

================================================================================

                                                               FOR THE SIX MONTHS ENDED
                                                 -------------------------------------------------
                                                                                      JUNE 30,
                                                   JUNE 30,          JUNE 30,            2001
                                                    2002(a)            2001          (PREDECESSOR)
                                                 ------------       -----------       ------------
Cash flows from operating activities:
  Net income (loss)                              $    (80,000)      $(3,819,000)      $(83,875,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                       2,000            69,000         15,942,000
    Bad debt expense                                   70,000                --                 --
    Restructuring charges                              80,000                --         38,890,000
    Stock warrants in connection with
      acquisition                                     754,000                --                 --
    Net loss on disposal of assets                     37,000             6,000                 --
    Extraordinary gain                             (7,440,000)               --                 --
    Discontinued operations                        (2,206,000)          342,000                 --
    Other non-cash items                                   --                --             (6,000)
    Changes in assets and liabilities,
      net of assets acquired:
      (Increase) decrease in accounts
        receivable                                    548,000             9,000           (431,000)
      (Increase) decrease in prepaid
        expenses and other current assets            (659,000)           57,000            951,000
      (Increase) decrease in other assets              92,000                --                 --
      Decrease in accounts payable and
        accrued expenses                              557,000          (550,000)        (8,489,000)
      Deferred income                                 (53,000)               --                 --
                                                 ------------       -----------       ------------

Net cash used in operating activities              (8,298,000)       (3,886,000)       (37,018,000)
                                                 ------------       -----------       ------------

Cash flows from investing activities:
  Sale of short-term investment                            --                --         35,231,000
  Investment in subsidiary and
    capitalized costs                             (18,645,000)         (600,000)                --
  Capital expenditures                                (45,000)          (13,000)       (13,840,000)
  Sale of property and equipment                           --                --          5,813,000
  Cash acquired in acquisitions                    32,680,000                --                 --
                                                 ------------       -----------       ------------

Net cash provided by (used in) investing
  activities                                       13,990,000          (613,000)        27,204,000
                                                 ------------       -----------       ------------


Cash flows from financing activities:
  Return of investment                                     --                --         (2,333,000)
  Proceeds from note payable in connection
   to acquisition                                  16,436,000                --                 --
  Repayment of note payable in connection
   with acquisition                               (16,436,000)               --                 --
  Principal payments of long-term debt
    and capital leases                               (392,000)               --           (240,000)
  Payment for release of warrants                          --           (50,000)                --
  Payment for acquisition of treasury stock           (60,000)               --                 --
                                                 ------------       -----------       ------------

Net cash used in financing activities                (452,000)          (50,000)        (2,573,000)
                                                 ------------       -----------       ------------

Effect of Exchange Rates Changes on Cash                   --                --           (112,000)
                                                 ------------       -----------       ------------

Net Increase (Decrease) in Cash and
Cash Equivalents                                    5,240,000        (4,549,000)       (12,499,000)

Cash and Cash Equivalents, at
 beginning of period                                2,061,000         9,425,000         28,108,000
                                                 ------------       -----------       ------------

Cash and Cash Equivalents, at end of period      $  7,301,000       $ 4,876,000       $ 15,609,000
                                                 ============       ===========       ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  NON CASH TRANSACTIONS:

    ACCOUNTS PAYABLE IN CONNECTION WITH CYPRESS
      ACQUISITION                                $    306,000                --                 --

================================================================================

(a) Includes the operations of Cypress Communications, Inc. from February 1, 2002 through June 30, 2002.

                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.

                                                    NOTES TO UNAUDITED CONDENSED
                                               CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.  BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include U.S. RealTel, Inc. ("U.S. RealTel" or the "Company"), its inactive finance subsidiary, its 71%-owned Argentinean subsidiary in process of liquidation (discontinued operations), its 89%-owned Brazilian subsidiary in process of liquidation (discontinued operations), its wholly owned telecommunications subsidiary Cypress Communications, Inc. and its inactive wholly owned consulting subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

2.  THE COMPANY

         The Company's original business was leasing telecommunication rights from owners of real property in North America for sublease to telecommunications providers requiring access to real estate for their services to reach building occupants and/or for placement of antenna networks. During 1998, the Company established a separate wholly owned finance subsidiary (inactive) and a 71%-owned Argentinean subsidiary. In February 2000, the Company established an 89%-owned Brazilian subsidiary. The minority interests of both international subsidiaries are substantially owned by related parties including among others, a former officer and director of the Company and a market maker of our common stock.

         In December 2000, the Company sold its North American operations and entered into a two-year noncompete agreement with respect to future business in this market segment in North America, Mexico and certain parts of Europe. As a result of this sale, the Company's operations were conducted entirely outside of the U.S., in Argentina and Brazil.

         In February 2002, the Company completed its acquisition of Cypress Communications, Inc. ("Cypress Communications ") (Note 4). As a result of this acquisition, the Company entered into a new business--providing comprehensive data, voice and video communications services to businesses located in commercial office buildings in select major metropolitan markets within the United States, and is therefore no longer considered to be in a development stage. In March 2002, the Company decided to discontinue the operations in Latin America (Note 5). As a result of this decision, the Company's operations are now limited to the new telecommunications services business the Company entered in connection with the Cypress Communications acquisition.

         Initially, the Company's efforts were devoted to raising capital, recruiting and training personnel, and acquiring leases of telecommunications rights and subleasing these rights--first in North America and later in Latin America. In late 2000 and throughout 2001, the Company focused on repositioning itself, selling its old North American operations and seeking to develop its international telecommunications rights business. Most recently, the Company has focused on acquiring Cypress Communications (Note 4), discontinuing the Company's telecommunications rights operations in Latin America (Note 5), and realigning the Company's business to concentrate on providing property-specific telecommunications services. To date, the Company has received insignificant revenues net of direct costs from its telecommunications rights business and has received minimal revenues net of direct costs from its U.S. telecommunications services business. No assurance can be given as to when, or if, the Company will be able to attain profitable operations.

3.  LIQUIDITY

         As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has cumulative losses and has negative cash flows from operations. Operating costs associated with the Company's former efforts to develop its telecommunications rights business in Argentina and Brazil, its corporate cash flow requirements, which include existing commitments entered into prior to the sale of the North American assets, and a declining economy in Argentina, which was the Company's principal telecommunications rights market, all have negatively affected the Company's cash position.

         Beginning in the first quarter of 2002, the Company initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) completing the acquisition of Cypress Communications and making certain adjustments to Cypress Communications' staffing levels and cost structure (Note 4), (ii) discontinuing operations in Argentina and Brazil (Note 5), (iii) completing the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. (Note 8 - Subsequent Events), and (iv) raising $28 million in connection with such asset acquisition. As of June 30, 2002, the Company had cash and cash equivalents of approximately $7.3 million.

         With the acquisition of Cypress Communications and the restructuring of the Company's consolidated operations, the discontinuance of the Company's Latin America operations, and, most recently, the asset purchase and related financing referred to in the prior paragraph (Note 8 - Subsequent Event), the Company believes that its cash position, although it will continue to erode in the near term, should stabilize by the end of year 2002 or the beginning of 2003. The Company cannot, however, give any assurance that it will be able to achieve additional revenues from its newly acquired Cypress Communications telecommunications services business, or the assets acquired from Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. Likewise, the Company cannot give any assurances that the costs of disposing of the Company's Latin American operations, will be immaterial (as the Company currently projects), that the Company will be successful in reducing the cash used in operating activities, or that the Company will be able to obtain additional outside funding. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

4.  ACQUISITION

         In February 2002, the Company completed the acquisition of Cypress Communications, a U.S. based operation that provides a full range of telecommunications services to businesses in multi-tenant office buildings located in select major metropolitan markets within the United States. The acquisition of Cypress Communications allows the Company to concentrate its resources and expertise on providing premium communications services to over 2,500 small and medium sized business customers in seven major metropolitan U.S. markets: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles and Seattle. Cypress Communications' prior investment in telecommunications and broadband infrastructure is expected to enable the Company to provide bundled communications services to businesses located in multi-tenant office buildings in a manner that is both reliable and cost effective for its customers.

         The acquisition of Cypress Communications was completed through a tender offer for outstanding Cypress Communications common stock and a short form merger of a new wholly-owned acquisition subsidiary of U.S. RealTel into Cypress Communications. The purchase price was $3.50 per share, in cash, for a total purchase price of approximately $18.7 million, which included cash paid for options to purchase shares of Cypress Communications under option plans in the amount of $58,000 and expenses incurred in connection with the acquisition of approximately $1,136,000. As a result of such acquisition, the Company, at the subsidiary level, acquired 100% of Cypress Communications' assets, including cash and its telecommunications infrastructure, and succeeded to all of the liabilities of Cypress Communications, including operating lease commitments, primarily related to former office space, and license agreements with property owners and/or operators of several office buildings. The Company obtained financing to purchase the Cypress Communications common stock and complete the merger through a loan from the LaSalle Bank, which was facilitated by the Oliver Estate, a private entity affiliated with Ross J. Mangano, a director of the Company. The loan was repaid in February 2002, with interest of approximately $3,000. In connection to the loan, the Company paid a commission fee to the Oliver Estate of $875,000 and issued warrants to purchase up to 850,000 shares of the Company's common stock at an exercise price of $1 per share. The warrants are exercisable through February 2007 and, based on the Black-Scholes pricing model, were valued by the Company at $754,000. Assumptions used for the Black-Scholes option-pricing model included: no dividend yield for all years, expected volatility of 120 percent, risk-free interest rate of 4.75 percent and expected life of 5 years. The commission and the value of the warrants were treated as interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations. In addition, the Company paid bank fees and interest of approximately $55,000, which also have been treated as interest expense.

         During the second quarter of 2002, the Company recorded additional expenses in connection with the acquisition of approximately $746,000, of which, $440,000 were included in General and Administrative for the 3 months ended March 31, 2002. These expenses have been correctly reclassified to extraordinary gain as of June 30, 2002.

         The transaction was accounted for by the purchase method of accounting and resulted in negative goodwill. Based on the preliminary estimate, after the elimination of all long-term assets of Cypress Communications in an aggregate amount of $27.2 million, and the elimination of all stockholders' equity accounts of Cypress Communications, the transaction resulted in an extraordinary gain associated with the acquisition in the amount of $7,440,000. The Unaudited Condensed Consolidated Statements of Operations include the operations of Cypress Communications from February 1, 2002 through June 30, 2002.

         ACQUISITION COSTS                                                           $    18,688,000

         NET BOOK VALUE OF CYPRESS COMMUNICATIONS                                         53,311,000
                                                                                     ---------------

         NEGATIVE GOODWILL - BEFORE ASSET REDUCTION                                      (34,623,000)

         REDUCTION OF LONG TERM ASSETS
            Property and equipment                                26,771,000
            Other assets                                             412,000              27,183,000
                                                             ---------------         ---------------

         EXTRAORDINARY GAIN                                                           $    7,440,000
                                                                                     ===============

         The following unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2002 and 2001, assume the transaction occurred at January 1, 2001 and depreciation expense attributed to Cypress Communications' property and equipment has been eliminated:

                                                                        June 30, 2001
                                                      June 30, 2002      (Predecessor)
                                                       ------------      ------------
                  Revenues                             $  9,737,000      $  9,408,000
                                                       ============      ============

                  Loss from continuing operations      $(16,590,000)(1)  $(66,379,000)(2)
                                                       ============      ============

                  Net loss                             $ (7,114,000)     $(66,379,000)
                                                       ============      ============

                  Loss per common share from
                  continuing operations                $      (2.81)     $     (10.26)
                                                       ============      ============

                  Net loss per common shares
                  basic and diluted                    $      (1.20)     $     (10.26)
                                                       ============      ============

                  Weighted average common shares
                  outstanding                             5,913,000         6,468,000(3)
                                                       ============      ============

(1) Includes a non-recurring charge for the acceleration of deferred compensation in the amount of $38,890,000.
(2) Includes a non-recurring charge for restructuring costs in the amount of $40,527,000.
(3)      Reflects the 1-for-10 reverse stock split during August 2001.

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

6.  STOCK OPTIONS

         In March 2002, the Company's board of directors approved an amendment to the 1999 Employee Equity Incentive Plan. By this amendment, the number of shares of common stock reserved for issuance under the plan was increased to 3,200,000 shares, subject to automatic annual adjustment to an amount equal to 30% of our outstanding common stock on a fully diluted basis, up to a maximum of 5,000,000 shares. The amendment was approved by the Company's shareholders at the Annual Meeting of Shareholders on June 26, 2002. As of June 30, 2002, after giving effect to the issuance of additional options following adoption of the amendment, options to purchase 2,137,388 shares were outstanding under such plan.

7.  SEVERANCE AGREEMENT

         In February 2002, the Company entered into severance arrangements with certain officers and employees of the Company. Under these arrangements, the Company paid out severance of approximately $400,000 during the first quarter, which was changed to operations.

8.  SUBSEQUENT EVENT

         In July 2002, the Company, through its wholly owned subsidiary, Cypress Communications, completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc.. The acquired assets included all customer contracts, in-building networks and the associated building access rights, as well as the necessary employees to support these assets. Cypress Communications paid $29 million in cash at closing to the sellers and assumed various commitments arising out of the operation of the business after the closing and accrued but unpaid network service expenses incurred by the sellers in the operation of the business prior to the closing, up to a maximum of $2 million. Such transaction will be accounted for by the purchase method of accounting.

         Concurrently with the closing, Cypress Communications entered into an Omnibus Post-Closing Services Agreement with the sellers and certain of their affiliates. Under the Omnibus Agreement, the sellers and their affiliates agreed to provide Cypress Communications:

         (i)      specified transition services;

         (ii) specified wholesale international, interstate, intrastate and local telecommunications services and Internet services;

         (iii) access to the sellers' U.S. Internet collocation facilities and support services;

         (iv)     access to the sellers' network collocation facilities; and

         (v) access to certain buildings of the sellers in which the purchased assets are located pending the receipt of certain consents from building owners and federal and state regulators.

         In connection with such acquisition, the Company and Cypress Communications raised $28 million to finance the acquisition. The $28 million financing included:

         (i) a $10 million senior secured revolving credit facility from Silicon Valley Bank (the "Senior Credit Facility");

         (ii) an $8 million bridge loan (the "Bridge Loan") from the J. Oliver Cunningham Trust (the "JOC Trust"), the Anne C. McClure Trust (the "ACM Trust"), the Jane C. Warriner Trust (the "JCW Trust"), Noro-Moseley Partners V, L.P.(the "Noro-Mosley"), and the Wakefield Group III, LLC (the "Wakefield"); and

         (iii) the sale of $10 million of Fixed Rate Convertible Notes due July 1, 2009 (the "Convertible Notes") to the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield.

The JOC Trust, the ACM Trust and the JCW Trust are affiliates of certain stockholders of the Company and of Ross J. Mangano, a director and Chairman of the Board of the Company and of Cypress Communications.

         The Senior Credit Facility was obtained by Cypress Communications pursuant to a Loan and Security Agreement, dated July 12, 2002 between Cypress Communications and Silicon Valley Bank. The Senior Credit Facility accrues interest at the prime rate (with a floor of 4.75%) plus 2% per annum and matures on July 12, 2004, unless terminated earlier. The Senior Credit Facility is collaterized by all of the assets of Cypress Communications and is unconditionally guaranteed by the Company.

         The Bridge Loan was obtained by the Company and Cypress Communications pursuant to a Loan Agreement dated July 16, 2002 among the Company, Cypress Communications, the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield (each, acting in such capacity, a "Bridge Lender" and collectively, the "Bridge Lenders"). The Bridge Loan accrues interest at 14% per annum, and matures on the earlier to occur of (i) one business day following the maturity of the Senior Credit Facility and (ii) July 16, 2005. Each Bridge Lender was entitled to receive an initial loan fee equal to 2.5% of that portion of the Bridge Loan that was funded by such Bridge Lender. If the Bridge Loan is outstanding 60 days after the closing, the Company and Cypress Communications must pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender's share of the Bridge Loan. If the Bridge Loan is outstanding 90 days after the closing, the Company and Cypress Communications must pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender's share of the Bridge Loan. If the Bridge Loan is outstanding 120 days after the closing, the Company and Cypress Communications must pay to each Bridge Lender an additional loan fee equal to 1.00% of the then outstanding principal balance of such Bridge Lender's share of the Bridge Loan. The loan fees described above are cumulative and are payable on the earlier to occur of the maturity date of the Bridge Loans or the date on which the Bridge Loans are paid in full. At the closing of the Bridge Loan, the Company issued the Bridge Lenders warrants to purchase an aggregate of 400,000 shares of the Company's common stock at an exercise price of $1.13 per share. These warrants are exercisable for a term of 10 years.

         The Convertible Notes were issued by the Company and Cypress Communications pursuant to a Purchase Agreement dated July 16, 2002 among the Company, Cypress Communications, the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield (each, acting in such capacity, a "Purchaser" and collectively, the `Purchasers"). The Convertible Notes accrue interest at the rate of 7.5% per annum, compounded quarterly, and payable at maturity of the notes, whether July 1, 2009, by acceleration or otherwise upon redemption of the notes. The principal of and accrued interest on the Convertible Notes is convertible into the Company's common stock at $1.13 per share. The Convertible Notes are redeemable by the Company or Cypress Communications at any time by payment of the outstanding principal balance and accrued interest. In the event that the Convertible Notes are redeemed, the Purchasers have been issued warrants which will then be eligible for exercise to purchase the number of shares of common stock of the Issuer that the Convertible Notes were convertible into on the redemption date at a conversion price of $1.13 per share. In connection with the issuance of the Convertible Notes, the Company, the Purchasers and the Bridge Lenders entered into a registration rights agreement, which provides for the registration of the common stock issuable upon (i) the conversion of the Convertible Notes; (ii) the exercise of the Warrants issued in connection with the Bridge Loan; and (iii) the exercise of the Warrants exercisable upon the redemption of the Convertible Notes.

         In connection with the issuance of the Convertible Notes, the Purchasers were issued a total of 100 shares of the Company's Series A Preferred Stock (the "Series A Preferred") without additional consideration. The rights of the Series A Preferred are set forth in a Certificate of Designations adopted by the Company's board of directors. The holders of a majority of the Series A Preferred are entitled to elect two members of the Company's board of directors and the holders of the Series A Preferred are entitled to receive dividends and distributions equal to those payable to the holders of an equivalent number of shares of the Company's common stock. In addition, the Company may not, without the prior written consent of holders of a majority of the Series A Preferred:

         (i) increase or decrease (other than by redemption or conversion) the authorized number of shares of Series A Preferred;

         (ii) cancel or modify the voting rights of the holders of Series A Preferred; cancel or modify the rights of the holders of Series A Preferred; or

         (iii) amend, waive, alter, modify or repeal any provision of the Certificate of Incorporation or Bylaws of the Corporation, if such amendment, alternation, modification or repeal would adversely affect the Series A Preferred, including the issuance of preferred stock with voting rights senior or pari passu to the Series A Preferred.

The Series A Preferred is redeemable by the Company in the event that:

         (i) at least 75% of the principal amount of the Convertible Notes is converted into shares of common stock of the Company;

         (ii) at least 75% of the principal amount of the Convertible Notes is redeemed;

         (iii) the Company has submitted an application in good faith to apply for listing on AMEX, NASDAQ or another national exchange to register its securities on such exchange, the average daily trading price per share of the common stock as reported in such application is at least $4.00 per share, and the Company subsequently receives a comment from such exchange that its application for listing will not be accepted so long as the Series A Preferred remains outstanding with the voting rights described herein; or

         (iv) the outstanding principal and interest on the Convertible Notes are paid in full on the maturity date of the Convertible Notes.

The redemption price for the Series A Preferred is $0.001 per share.

         The Bridge Lenders and the Purchasers entered into an Intercreditor (Subordination) Agreement, which, among other things, provides that under certain limited circumstances, all amounts payable by the Company and Cypress Communications under the Bridge Loan and the Convertible Notes will be payable, pro rata among the Bridge Lenders and the Purchasers, on a pari passu basis. To induce the JOC Trust, the ACM Trust and the JCW Trust to enter into the Intercreditor (Subordination) Agreement, the Company and Cypress Communications entered into a Letter Agreement. Pursuant to the Letter Agreement, the Company and Cypress Communications agreed to pay the Bridge Lenders and the Purchasers, in proportion to the amounts lent by them under the Bridge Loan, a fee of $1,000,000 (the "Risk Allocation Fee"). The Risk Allocation Fee is payable to the Bridge Lenders and the Purchasers upon the earlier to occur of the achievement of certain earnings milestones set forth in the Letter Agreement or June 30, 2003.

         In July 2002, by resolution of their respective boards of directors, the number of directors of the Company and Cypress Communications was changed to five members. In connection with the election of the designees of the Series A Preferred holders to the respective boards and the election of Charles B. McNamee to the respective boards, Perry H. Ruda, Jordan E. Glazov and Mark J. Grant each resigned as members of the Company's board of directors, and Messrs. Ruda and Grant resigned as members of Cypress Communications' board of directors, in each case effective as of July 16, 2002. The vacancies resulting from the foregoing resignations and changes in the size of the respective boards have been filled by Charles B. McNamee, Steve G. Nussrallah and Michael F. Elliott. Mssrs. McNamee, Nussrallah and Elliot join existing board members Gerald H. Sweeney and Ross J. Mangano on the board of directors of both the Company and Cypress Communications.

         In addition, effective upon the closing of the acquisition of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, the Company suspended its stock repurchase program.

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

         In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amended ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. During 2002, the provision of this statement will affect the Company because of the discontinuation of the Latin American operations.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical corrections. This Statement rescinded Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinded FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statements amended FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amended other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this Statement related to the rescission of Statement No. 4 must be applied in fiscal year beginning after May 15, 2002. The provisions of this Statement related to Statement 13 will be applicable for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                           CONDENSED CONSOLIDATED BALANCE SHEETS


================================================================================

                                                            January 31, 2002(a)  December 31, 2001
                                                            -------------------  -----------------
                                                               (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $  32,680,000       $  33,757,000
  Accounts receivables, net                                       3,217,000           3,136,000
  Prepaid expenses and other current assets                         320,000             259,000
                                                              -------------       -------------

TOTAL CURRENT ASSETS                                             36,217,000          37,152,000
                                                              -------------       -------------

PROPERTY AND EQUIPMENT, NET                                      26,771,000          27,190,000

OTHER ASSETS                                                        412,000           1,192,000
                                                              -------------       -------------

                                                              $  63,400,000       $  65,534,000
                                                              =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued liabilities                      $   9,110,000          10,018,000
  Current notes payable & long term portion
    of long term debt                                               347,000             446,000
                                                              -------------       -------------

TOTAL CURRENT LIABILITIES                                         9,457,000          10,464,000
                                                              -------------       -------------



LONG TERM DEBT AND DEFERRED INCOME                                  632,000             335,000
                                                              -------------       -------------

STOCKHOLDERS' EQUITY
  Common stock                                                        6,000               6,000
  Additional paid-in capital                                    569,827,000         569,827,000
  Deferred compensation                                                  --          (6,312,000)
  Accumulated deficit                                          (516,703,000)       (508,739,000)
  Accumulated other comprehensive income                            181,000             (47,000)
                                                              -------------       -------------

TOTAL STOCKHOLDERS' EQUITY                                       53,311,000          54,735,000
                                                              -------------       -------------

                                                              $  63,400,000       $  65,534,000
                                                              =============       =============

================================================================================

(a) Date Cypress Communications was acquired by U.S. RealTel, Inc. for accounting purposes.


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                         STATEMENT OF OPERATIONS

================================================================================


                                            For the period from
                                           January 1, 2002 through
                                            January 31, 2002(a)
                                           ----------------------

REVENUES                                         $ 1,565,000

DIRECT COSTS                                       1,318,000
                                                 -----------

REVENUES - NET OF DIRECT COSTS                       247,000

OPERATING EXPENSES
  Sales and marketing                                270,000
  General and administrative                       7,752,000
                                                 -----------

TOTAL OPERATING EXPENSES                           8,022,000
                                                 -----------

OPERATING LOSS                                    (7,775,000)
                                                 -----------

OTHER INCOME
  Interest income                                     70,000
                                                 -----------

TOTAL OTHER INCOME                                    70,000
                                                 -----------

NET LOSS                                         $(7,705,000)
                                                 ===========

NET LOSS PER COMMON SHARE BASIC AND DILUTED      $     (1.56)
                                                 ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                        4,926,000(b)
                                                 ===========

================================================================================

(a) Date Cypress Communications was acquired by U.S. RealTel, Inc. for accounting purposes.
(b)  Reflects the 1 - for - 10 reverse stock split during August 2001.


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

(a) Date Cypress Communications was acquired by U.S. RealTel, Inc. for accounting purposes.

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

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                                    NOTES TO UNAUDITED CONDENSED
                                               CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

         Cypress Communications, Inc. and its subsidiaries ("Cypress Communications ") provide a full range of communications services to businesses in multi-tenant office buildings located in select major metropolitan markets within the United States. Cypress's telecommunications services include high speed Internet access and data services, local and long-distance voice services, feature-rich digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. Cypress Communications delivers these services over state-of-the-art fiber optic, digital, and broadband networks that Cypress Communications designs, constructs, owns and operates inside large and medium-sized office buildings.

         In February 2002, Cypress Communications was acquired by U.S. RealTel, Inc. ("U.S. RealTel") (Note 2). During 2002, Cypress Communications will be considered the predecessor and, therefore, U.S. RealTel's reporting includes prior year financial statements for Cypress Communications as well as for U.S. RealTel for purposes of comparability.

         The condensed consolidated financial statements included herein are unaudited and include all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Cypress Communications' December 31, 2001 annual consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

         The December 31, 2001 balance sheet was derived from audited financial statements as of that date.

2.  ACQUISITION

         In January 2002, Cypress Communications entered into a definitive agreement providing for the sale of Cypress Communications to U.S. RealTel. Pursuant to the agreement, U.S. RealTel initiated a tender offer for all of the outstanding shares of common stock of Cypress Communications, including the associated rights to purchase preferred stock, at a purchase price of $3.50 per share, in cash. The transaction was completed in February 2002 for approximately $18.7 million, which included cash paid for options to purchase shares of Cypress Communications under option plans in the amount of $58,000 and expenses incurred in connection with the acquisition of approximately $1,136,000. The acquisition was completed immediately after the closing of the tender offer through a merger of a new wholly-owned acquisition subsidiary of U.S. RealTel into Cypress Communications, with Cypress Communications surviving as a wholly owned subsidiary of U.S. RealTel.

         Immediately prior to the initial expiration date of the tender offer, all restricted stock awards of Cypress Communications were vested to permit the holders to tender the shares that were the subject of such awards. In connection with the acquisition of Cypress Communications deferred compensation in the amount of $6,141,000 was expensed. In addition, upon the effectiveness of the merger, each then-outstanding option to purchase shares of Cypress Communications common stock under any option plan, program or arrangement (each an "Option"), whether or not such Option was then exercisable or vested, was converted into an obligation of Cypress Communications to pay to the option holder a cash amount equal to the product of (i) the excess, if any, of the tender offer price over the applicable per share exercise price of such Option and (ii) the number of shares subject to such Option.

         All other rights to acquire equity in Cypress Communications, including outstanding warrants held by property owners and operators and the warrants issued in connection with the hiring of Cypress Communication's former CEO, although not canceled in connection with the merger, are expected to expire unexercised because of the high exercise prices at which such warrants were issued.

         In connection with its acquisition by U.S. RealTel and the resulting change of control, Cypress Communications paid out severance of $400,000 to its former CEO under severance and separation arrangement that existed at December 31, 2001.

                                     PART I

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the information set forth in our Consolidated Financial Statements and Notes thereto included in "Item 1. Financial Statements" and the "Statement Regarding Forward Looking Statements" appearing in Item 1.

OVERVIEW

         During the six-month month period ended June 30, 2002, U.S. RealTel, Inc. ("U.S. RealTel") provided, or sought to provide, site access and usage rights, which are referred to as "telecommunications rights," to telecommunications companies in Latin America through our 71%-owned Argentinean subsidiary and our 89%-owned Brazilian subsidiary. Both operations are currently in process of liquidation and have been reflected as discontinued operations. In addition, since our February 2002 acquisition of Cypress Communication, Inc. ("Cypress Communications"), we have provided comprehensive data, voice and video communications services, referred to as "telecommunications services," to businesses located in commercial office buildings in selected major metropolitan markets within the United States.

         Except for a net gain of approximately $15.5 million on the sale of our old North American telecommunications rights operations in December 2000 and an extraordinary gain of approximately $7.4 million on the acquisition of Cypress Communications, under purchase accounting, we have incurred significant operating losses and experienced negative cash flows from operations since inception. Our ability to continue as a going concern is contingent upon our ability to obtain additional financing or positive cash flow from operations. Moreover, we expect to continue to incur costs as part of our efforts to achieve profitability. These costs could increase as we pursue new sources of revenues. Loss from continued operations for the six months ended June 30, 2002 was $9,556,000. As of June 30, 2002, we had cash and cash equivalents of approximately $7.3 million, and working capital of approximately $287,000.

         The Unaudited Condensed Consolidated Statements for the six months ended June 30, 2002 include operations of Cypress Communications from the date of acquisition (February 1, 2002).


U.S. REALTEL SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO CYPRESS COMMUNICATIONS (PREDECESSOR) SIX MONTHS ENDED JUNE 30, 2001

         REVENUES. For the six months ended June 30, 2002, revenues of our newly acquired Cypress Communications telecommunications services business represented substantially all of our consolidated revenues. Revenues from this business decreased to approximately $8,172,000 for the six months ended June 30, 2002 from approximately $9,408,000 for the six months ended June 30, 2001. The decrease in revenues resulted from the implementation of a strategy and cost containment plan approved by Cypress Communications' board of directors in December 2000, which included Cypress Communications' exit from several unprofitable markets, as well as cost reductions through employee reductions and other measures.

         Revenues from our Latin American operations are included, net of operating costs, under loss from discontinued operations. Revenues for Argentina decreased to approximately $31,000 for the six months ended June 30, 2002 from approximately $108,000 for the six months ended June 30, 2001. The decrease in revenues resulted from the devaluation of the Argentinean peso after the Argentinean currency crashed in January 2002 and the closing of our Argentinean operations in March 2002. Our Brazilian operations had no revenues.

         REVENUES-NET. Revenues-net (after direct costs) increased to approximately $1,912,000 for the six months ended June 30, 2002 from a loss of approximately ($5,392,000) for the six months ended June 30, 2001. Margins increased to approximately 23% in 2002 from approximately (57%) in 2001, due to the implementation of the strategy approved by Cypress Communications' board of directors in December 2000, as discussed above.

         Revenues-net for Argentina, which are included in the loss from discontinued operations, decreased to approximately $13,000 for the six months ended June 30, 2002 from approximately $19,000 for the six months ended June 30, 2001. The decrease in revenues-net resulted from the devaluation of the Argentinean peso after the Argentinean currency crashed in January 2002 and the closing of the Argentinean operations in March 2002.

         OPERATING EXPENSES. Operating expenses decreased to approximately $9,519,000 for the six months ended June 30, 2002 from approximately $80,319,000 for the six months ended June 30, 2001. The decrease in operating expenses resulted from the implementation of the strategy approved by Cypress Communications' board of directors in December 2000, as discussed above. Sales and marketing expenses decreased to approximately $1,406,000 for the six months ended June 30, 2002 from approximately $6,183,000 for the six months ended June 30, 2001 due to reduced marketing activities during the first quarter 2002. General and administrative expenses decreased to approximately $8.0 million for the six months ended June 30, 2002 from approximately $33.6 million for the six months ended June 30, 2001. General and administrative expenses for the six months ended June 30, 2001 included depreciation and amortization expense of approximately $15,942,000. Depreciation and amortization expense for the six months ended June 30, 2000 was approximately $2,000. The decrease is due to the write down of all long-term assets of Cypress Communications in an aggregate amount of $27.2 million resulting from the application of the purchase method of accounting on the Cypress Communications acquisition. Restructuring and other charges decreased to approximately $80,000 for the six months ended June 30, 2002 from approximately $40.5 million for the six months ended June 30, 2001.

         OTHER INCOME AND (EXPENSE). Other income and (expense) was approximately ($1,949,000) during six months ended June 30, 2002, as compared with $1,836,000 for the six months ended June 30, 2001. Other income for the six months ended June 30, 2001 represented interest revenue from excess cash invested by Cypress Communications. Other expense for the three months ended June 30, 2002 consisted primarily of approximately $1.7 million in interest and finance charges, primarily incurred by U.S. RealTel in connection with the acquisition of Cypress Communications, and approximately $300,000 in commitment fees, for an expired facility, incurred by Cypress Communications in connection with the acquisition of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. , which transaction was completed in July 2002.

         EXTRAORDINARY GAIN. The six months ended June 30, 2002 includes an extraordinary gain of approximately $7,440,000, which resulted after the elimination of all long-term assets of Cypress Communications in an aggregate amount of approximately $27.2 million (Note 4 to Unaudited Condensed Consolidated Financial Statements).

         INCOME TAXES. For the six months ended June 30, 2002 and 2001, no income tax benefit of the Company's consolidated net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

         NET LOSS. Our net loss for the six months ended June 30, 2002 was approximately $80,000 ($0.01 per basic and diluted common share). For the six months ended June 30, 2001, the net loss was approximately $83,875,000. The decrease in net loss resulted from the implementation of the strategy and cost containment plan of Cypress Communications, as discussed above, net of the effect of reduced interest income, and extraordinary gain of $7,440,000.

U.S. REALTEL THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO CYPRESS COMMUNICATIONS (PREDECESSOR) THREE MONTHS ENDED JUNE 30, 2001

         REVENUES. For the three months ended June 30, 2002, revenues of our Cypress Communications telecommunications services business represented substantially all of our consolidated revenues. Revenues from this business increased to approximately $4,938,000 for the three months ended June 30, 2002 from approximately $4,751,000 for the three months ended June 30, 2001. The increase in revenues resulted from a marginal increase in customer base combined with the benefits from tighter control over credits and revenue leakage.

         Revenues from our Latin American operations are included net of operating costs under loss from discontinued operations. Revenues in Argentina for the three months ended June 30, 2001 were approximately $33,000. No revenues were recorded in Argentina for the three months ended June 30, 2002 due to the closing of the operations in March 2002. Our Brazilian operations had no revenues.

         REVENUES-NET. Revenues-net (after direct costs) increased to approximately $964,000 for the three months ended June 30, 2002 from a loss of approximately ($1,881,000) for the three months ended June 30, 2001. Margins increased to approximately 20% in 2002 from approximately (40%) in 2001, due to the implementation of the strategy and cost containment plan approved by Cypress Communications' board of directors in December 2000, as discussed above.

         Revenues-net in Argentina, which are included in the loss from discontinued operations, for the three months ended June 30, 2001 were approximately ($13,000). No revenues or direct costs were recorded in Argentina for the three months ended June 30, 2001 due to the closing of the operations in March 2002, as discussed above.

         OPERATING EXPENSES. Operating expenses decreased to approximately $3,904,000 for the three months ended June 30, 2002 from approximately $22,131,000 for the three months ended June 30, 2001. The decrease in operating expenses resulted from the implementation of the strategy and cost containment plan approved by Cypress Communications' board of directors in December 2000, as discussed above. Sales and marketing expenses decreased to approximately $809,000 for the three months ended June 30, 2002 from approximately $2,480,000 for the three months ended June 30, 2001 due to reduced marketing activities during the first quarter 2002. General and administrative expenses decreased to approximately $3.0 million for the three months ended June 30, 2002 from approximately $15 million for the three months ended June 30, 2001. General and administrative expenses for the three months ended June 30, 2001 included depreciation and amortization expense of approximately $8,321,000. Depreciation and amortization expense for the three months ended June 30, 2000 was immaterial. The decrease is due to the write down of all long-term assets of Cypress Communications in an aggregate amount of $27.2 million resulting from the application of the purchase method of accounting on the Cypress Communications acquisition. Restructuring and other charges decreased to approximately $80,000 for the three months ended June 30, 2002 from approximately $4.6 million for the three months ended June 30, 2001.

         OTHER INCOME AND (EXPENSE). Other income and (expense) was approximately ($235,000) during three months ended June 30, 2002, as compared with $695,000 for the three months ended June 30, 2001. Other income for the three months ended June 30, 2001 represented interest revenue from excess cash invested by Cypress Communications. Other expense for the three months ended June 30, 2002 consisted primarily of approximately $300,000 in commitment fees, for an expired facility, incurred by Cypress Communications in connection with the acquisition of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. which transaction was completed in July 2002.

         EXTRAORDINARY GAIN. The three months ended June 30, 2002 includes an extraordinary loss of approximately $746,000, which resulted from subsequent adjustments to the extraordinary gain recorded on the acquisition of Cypress Communications (Note 4 to Unaudited Condensed Consolidated Financial Statements).

         INCOME TAXES. For the three months ended June 30, 2002 and 2001, no income tax benefit from the Company's net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

         NET LOSS. Our net loss for the three months ended June 30, 2002 was approximately $3,989,000 ($0.68 per basic and diluted common share). For the three months ended June 30, 2001, the net loss was approximately $23,317,000. The decrease in net loss resulted from the implementation of the strategy and cost containment plan by Cypress Communications, as discussed above, net of the effect of reduced interest income, and extraordinary loss of $746,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in our operations was approximately $8,298,000 for the six months ended June 30, 2002 versus approximately $37,018,000 for the six months ended June 30, 2001. The decrease in net cash used for operating activities in 2002 was primarily due to the reduction in operating costs resulting from the implementation of a strategy and cost containment plan approved by Cypress Communications' board of directors in December 2000, which included Cypress Communications' exit from several markets, as well as cost reductions through employee reductions and other measures.

         Cash provided by investing activities were approximately $13,990,000 for the six months ended June 30, 2002, as compared with $27,204,000 for the six months ended June 30, 2001. Cash provided in 2002 resulted from the acquisition of Cypress Communications, net of approximately $18.7 million in acquisition costs. Cash provided in 2001 was primarily from the sale of short-term investments and property and equipment, net of capital expenditures.

         Our primary sources of liquidity have been proceeds from the issuance of common stock, convertible debentures and bridge loans, as well as proceeds from the sale of our old North American operations in December 2000 and cash acquired though the acquisition of Cypress Communications. Cash used in financing activities was approximately $452,000 for the six months ended June 30, 2002, as compared to approximately $2,573,000 for the six months ended June 30, 2001. Cash used during the six months ended June 30, 2002 was to pay a bridge loan for approx $16.4 million in connection to the Cypress Communications acquisition, to pay for long term debt of Cypress Communications totaling approximately $392,000 to which we succeeded as a consequence of our acquisition of Cypress Communications and approximately $60,000 for the acquisition of treasury stock. Cash used during the six months ended June 30, 2001 was to return an investment to Cypress Communications' partner in its Canadian subsidiary of approximately $2,333,000 and to pay capital lease obligations of approximately $240,000.

         Operating costs associated with our efforts to develop our telecommunications rights business in Argentina and Brazil, our corporate cash flow requirements, which include existing commitments entered into prior to the sale of the old North American operations, coupled with a declining economy in Argentina, all negatively affected our cash position during 2001. During the first quarter of 2002, we initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things:

         (i) completing the acquisition of Cypress Communications and making certain adjustments to Cypress Communications' staffing levels and cost structure (Note 4 to Unaudited Condensed Consolidated Financial Statements),

         (ii) discontinuing operations in Argentina and Brazil (Note 5 to Unaudited Condensed Consolidated Financial Statements),

         (iii) completing the purchase of certain assets of Intermedia Advanced Building Networks and the shared tenant telecommunications service business of WorldCom, Inc. (Note 8 to Unaudited Condensed Consolidated Financial Statements), and

         (iv)     raising $28 million in connection to such acquisition.

         As of June 30, 2002, we had cash and cash equivalents of approximately $7.3 million. We believe that by capitalizing on the infrastructure and the customer base we acquired through our acquisition of Cypress Communications, reducing our operating costs, and adding certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. (Note 8 to Unaudited Condensed Consolidated Financial Statements), we will be able to return to cash flow-positive operations by the year 2003.

         However, in the short run, the disposition of our international operations along with our efforts to develop the Cypress Communications telecommunications services business, the purchase of certain of the assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. and the addition of new debt service in connection with the financing raised for the most recent acquisition, may continue to adversely impact our cash position. We are therefore continuing our implementation of cost control procedures while at the same time we are pursuing various sources of additional debt and/or equity financing to replace the existing bridge loan and to fund any cash shortfalls in our U.S. operations and corporate overhead, as well as the cost of future acquisitions, until we become profitable. No assurance can be given that we will be able to operate on a profitable basis. Likewise, no assurance can be given that we can achieve sufficient profitability to support the debt service for the new debt raised in connection with our acquisition of certain assets from Intermedia Advanced Building Networks, the shared tenant telecommunications business of WorldCom, Inc. We will likely need to obtain additional financing and no assurance can be given that we will be able to do so on terms acceptable to us, if at all. If we are unable to generate sufficient cash flow from operations or other sources of additional capital on terms acceptable to us to support our current outstanding debt or any additional debt acquired in the future, our ability to fund our expansion, respond to competitive pressures, become profitable or continue as a going concern all would be significantly impaired. Furthermore, the terms of the indebtedness we incurred in connection with the acquisition of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under the senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness. Accordingly, there can be no assurance that our business plan will be achieved or that we will ever become profitable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from these uncertainties and such financial statements were prepared based on the assumption that we will continue as a going concern. However, we note that the report issued by our independent certified public accountants with respect to our financial statements for the year ended December 31, 2001 (which did not include the Cypress Communications acquisition or the discontinuation of our Latin American operations) raised substantial doubt about the Company's ability to continue as a going concern.

         We do not consider our business seasonal in nature such that seasonality would cause any material liquidity issues.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations (SFAS 141), and FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, we will be required to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS
141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. Under SFAS 142 we must identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life will be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Under SFAS 142 we most complete a transitional goodwill impairment test six months from the date we adopt it. We also must reassess the useful lives of other intangible assets within the first interim quarter after our adoption of SFAS 142.

         We adopted SFAS Nos. 141 and 142 during the first quarter 2002.

         In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. While the provision of this statement will affect us in 2002 because of the discontinuation of our Latin American operations, the exact extent of such effect has not been determined.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Among other things, this Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statements amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this Statement related to the rescission of Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. We do not expect the adoption of SFAS 145 will have a significant impact on our consolidated results of operations, financial position or cash flows.

                                     PART II

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Shareholder's held on June 26, 2002, the following proposals were adopted and the votes with respect thereto were as indicated below.

         (a) The following individuals were elected to our board of directors:
Perry H. Ruda, Mark J. Grant, Jordan E. Glazov, Ross J. Mangano, Gerard H. Sweeney. The tabulation of votes for each director nominee was as follows:

                            VOTES FOR          VOTES WITHHELD
                            ---------          --------------
Perry H. Ruda               5,476,284                  9,000
Mark J. Grant               5,285,284                246,900
Jordan E. Glazov            5,238,384                      0
Ross J. Mangano             5,485,284                      0
Gerard H. Sweeney           5,485,284                200,000

         In July 2002, by resolution of their respective boards of directors, the number of directors of the Company and Cypress Communications was changed to five members. In connection with the election of the designees of the Series A Preferred holders to the respective boards and the election of Charles B. McNamee to the respective boards, Perry H. Ruda, Jordan E. Glazov and Mark J. Grant each resigned as members of the Company's board of directors, and Messrs. Ruda and Grant resigned as members of Cypress Communications' board of directors, in each case effective as of July 16, 2002. The vacancies resulting from the foregoing resignations and/or changes in Board size were filled by Charles B. McNamee, Steve G. Nussrallah and Michael F. Elliott. Mssrs. McNamee, Nussrallah and Elliot joined existing board members Gerald H. Sweeney and Ross
J. Mangano on the board of directors of both the Company and Cypress Communications.

         (b) The appointment of BDO Seidman, LLP as our independent auditors for fiscal year 2002 was ratified as follows:

             VOTES FOR      VOTES WITHHELD     ABSTAINING     BROKER NON-VOTES
             ---------      --------------     ----------     ----------------
             5,485,284             0               0                 0





         (c) An amendment (the "First Amendment") to the 1999 Employee Equity Incentive Plan (the "Plan") was ratified as follows:

             VOTES FOR      VOTES WITHHELD     ABSTAINING     BROKER NON-VOTES
             ---------      --------------     ----------     ----------------
             3,807,492        737,059            13,100           927,633


         The First Amendment to the Plan increased the number of shares for issuance under the Plan. Under the Plan as originally adopted, 484,655 shares were reserved for issuance. Because of the number of outstanding options under the Plan, many of which are held by former employees, the board of directors determined that the initial number of shares authorized under the Plan was insufficient to provide appropriate equity incentive compensation to current employees. The board of directors, therefore, adopted the First Amendment to the Plan on March 20, 2002, increasing the number of shares of common stock available for issuance under the Plan to 3,200,000 shares, subject to automatic annual adjustment to an amount equal to 30% of our outstanding common stock on a fully-diluted basis, up to a maximum of 5,000,000 shares.

                            ITEM 5. OTHER INFORMATION

         The following changes in the officers of the Company were approved at the meeting of the Company's board of directors on August 6, 2002:

           Charles B. McNamee      Chief Executive Officer
           Gregory P. McGraw       President, Chief Financial Officer and
                                    Chief Operating Officer
           Salvatore W. Collura    Executive Vice President Field Operations
           Edgardo Vargas          Senior Vice President and
                                    Corporate Controller


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     2.4      Asset Purchase Agreement, dated May 31, 2002, by and among Intermedia Communications, Inc. Shared Technologies
              Fairchild, Inc., Shared Technologies Fairchild Telecom, Inc., MCI WorldCom Communications, Inc., WorldCom, Inc., and
              Cypress Communications, Inc. (the "Asset Purchase Agreement") (incorporated by reference to U.S. RealTel, Inc.'s
              Form 8-K filed July 31, 2002)

     2.4.1    Amendment No. 1 to Asset Purchase Agreement and Waiver, dated July 16, 2002 by and among Intermedia Communications,
              Inc. Shared Technologies Fairchild, Inc., Shared Technologies Fairchild Telecom, Inc., MCI WorldCom Communications,
              Inc., WorldCom, Inc., and Cypress Communications, Inc. (incorporated by reference to U.S. RealTel, Inc.'s Form 8-K filed July 31, 2002)

     2.4.2    Omnibus Post-Closing Agreement by and among Intermedia Communications, Inc. Shared Technologies Fairchild, Inc.,
              Shared Technologies Fairchild Telecom, Inc., MCI WorldCom Communications, Inc., WorldCom, Inc., and Cypress
              Communications, Inc. (incorporated by reference to U.S. RealTel, Inc.'s Form 8-K filed July 31, 2002)

     3.2      Amended and Restated Bylaws of U.S. RealTel, Inc., as amended on August 6, 2002

     4        Certificate of Designations for Series A Preferred Stock  (incorporated by reference to U.S. RealTel, Inc.'s Form
              8-K filed July 31, 2002)

     10.9     Loan and Security Agreement between Silicon Valley Bank and Cypress Communications, Inc. dated July 12, 2002
              (incorporated by reference to U.S. RealTel, Inc.'s Form 8-K filed July 31, 2002)

     10.10    Loan Agreement, dated July 16, 2002, among the J. Oliver Cunningham Trust, the Ann C. McClure Trust, the Jane C.
              Warriner Trust, Noro-Moseley Partners V, L.P. and Wakefield Group III, LLC, as the Lenders and U.S. RealTel, Inc.
              and Cypress Communications, Inc. as the Borrowers (the "Loan Agreement") (incorporated by reference to Exhibit 1 to
              Noro-Moseley Partners V, L.P. Schedule 13D filed on July 26, 2002)

     10.11    Form of Common Stock Purchase Warrant of U.S. RealTel, Inc. issued to the J. Oliver Cunningham Trust, the Ann C.
              McClure Trust, the Jane C. Warriner Trust, Noro-Moseley Partners V, L.P. and Wakefield Group III, LLC, in connection with the Loan Agreement dated July 16, 2002 (incorporated by reference to Exhibit 2 to Noro-Moseley Partners V, L.P.
              Schedule 13D filed on July 26, 2002)

     10.12    Purchase Agreement dated July 16, 2002 among the J. Oliver Cunningham Trust, the Ann C. McClure Trust, the Jane C.
              Warriner Trust, Noro-Moseley Partners V, L.P. and Wakefield Group III, LLC, as the Purchasers and U.S. RealTel, Inc.
              and Cypress Communications, Inc. as the Issuers (incorporated by reference to Exhibit 3 to Noro-Moseley Partners V,
              L.P. Schedule 13D filed on July 26, 2002)

    10.13    Registration Rights Agreement, dated as of July 16, 2002 by and among U.S. RealTel, Inc., Cypress Communications,
             Inc., Noro-Moseley Partners V, L.P., Wakefield Group III, LLC, the J. Oliver Cunningham Trust, the Ann C. McClure
             Trust and the Jane C. Warriner Trust (incorporated by reference to Exhibit 4 to Noro-Moseley Partners V, L.P.
             Schedule 13D filed on July 26, 2002)

    10.14    Letter Agreement dated as of July 16, 2002 by and among U.S. RealTel, Inc., Cypress Communications, Inc., the J.
             Oliver Cunningham Trust, the Ann C. McClure Trust and the Jane C. Warriner Trust  (incorporated by reference to U.S.
             RealTel, Inc.'s Form 8-K filed July 31, 2002)

    99.1     Certification of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2     Certification of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to
             18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K:

         Two reports on Form 8-K and one amended report on Form of 8-K/A were filed during the quarter for which this report is filed.

             Date                   Item Reported On
-------------------------------------------------------------------------------------------------------------------------------
     June 6, 2002           Item 5. Other Events and Regulation FD Disclosure. The Company announced that we had entered into a definitive agreement with WorldCom, Inc. ("WorldCom") to purchase certain assets of Advanced
                            Building Networks, WorldCom's shared tenant telecommunications services business.

     May 7, 2002            Item 7. Financial Statements and Exhibits.  On March 1, 2002 we filed a current report on Form 8-K describing our acquisition of Cypress Communications , Inc.  This amendment was filed to revise
                            Item 7 in our Form 8-K originally filed March 1, 2002 to include the historical and pro forma financial information required by paragraphs (a) and (b) of Item 7 which were omitted from the report as initially filed in accordance with paragraph (a)(4) of Item 7.

     April 3, 2002          Item 5. Other Events and Regulation FD Disclosure. We announced that our board of directors had authorized the use of up to $500,000 for repurchase of our common stock.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  U.S. REALTEL, INC.

Dated:  AUGUST 14, 2002           By:  /s/ CHARLES B. MCNAMEE
        ---------------                --------------------------------------
                                       Charles B. McNamee
                                       Chief Executive Officer

Dated:  AUGUST 14, 2002           By:  /s/ GREGORY P. MCGRAW
        ---------------                --------------------------------------
                                       GREGORY P. MCGRAW
                                       President, Chief Financial Officer
                                       and Chief Operating Officer

                                  EXHIBIT INDEX

2.4      Asset Purchase Agreement, dated May 31, 2002, by and among Intermedia Communications, Inc. Shared Technologies Fairchild,
         Inc., Shared Technologies Fairchild Telecom, Inc., MCI WorldCom Communications, Inc., WorldCom, Inc., and Cypress
         Communications , Inc. (the "Asset Purchase Agreement") (incorporated by reference to U.S. RealTel, Inc.'s Form 8-K filed
         July 31, 2002)

2.4.1    Amendment No. 1 to Asset Purchase Agreement and Waiver, dated July 16, 2002 by and among Intermedia Communications, Inc.
         Shared Technologies Fairchild, Inc., Shared Technologies Fairchild Telecom, Inc., MCI WorldCom Communications, Inc.,
         WorldCom, Inc., and Cypress Communications , Inc. (incorporated by reference to U.S. RealTel, Inc.'s Form 8-K filed
         July 31, 2002)

2.4.2    Omnibus Post-Closing Agreement by and among Intermedia Communications, Inc. Shared Technologies Fairchild, Inc., Shared
         Technologies Fairchild Telecom, Inc., MCI WorldCom Communications, Inc., WorldCom, Inc., and Cypress Communications, Inc.
         (incorporated by reference to U.S. RealTel, Inc.'s Form 8-K filed July 31, 2002)

3.2      Amended and Restated Bylaws of U.S. RealTel, Inc., as amended on August 6, 2002

4        Certificate of Designations for Series A Preferred Stock  (incorporated by reference to U.S. RealTel, Inc.'s Form 8-K filed
         July 31, 2002)

10.9     Loan and Security Agreement between Silicon Valley Bank and Cypress Communications, Inc. dated July 12, 2002  (incorporated by reference to U.S. RealTel, Inc.'s Form 8-K filed July 31, 2002)

10.10    Loan Agreement, dated July 16, 2002, among the J. Oliver Cunningham Trust, the Ann C. McClure Trust, the Jane C. Warriner
         Trust, Noro-Moseley Partners V, L.P. and Wakefield Group III, LLC, as the Lenders and U.S. RealTel, Inc. and Cypress
         Communications, Inc. as the Borrowers (the "Loan Agreement") (incorporated by reference to Exhibit 1 to Noro-Moseley
         Partners V, L.P. Schedule 13D filed on July 26, 2002)

10.11    Form of Common Stock Purchase Warrant of U.S. RealTel, Inc. issued to the J. Oliver Cunningham Trust, the Ann C. McClure
         Trust, the Jane C. Warriner Trust, Noro-Moseley Partners V, L.P. and Wakefield Group III, LLC, in connection with the Loan
         Agreement dated July 16, 2002 (incorporated by reference to Exhibit 2 to Noro-Moseley Partners V, L.P. Schedule 13D filed on July 26, 2002)

10.12    Purchase Agreement dated July 16, 2002 among the J. Oliver Cunningham Trust, the Ann C. McClure Trust, the Jane C. Warriner
         Trust, Noro-Moseley Partners V, L.P. and Wakefield Group III, LLC, as the Purchasers and U.S. RealTel, Inc. and Cypress
         Communications, Inc. as the Issuers (incorporated by reference to Exhibit 3 to Noro-Moseley Partners V, L.P. Schedule 13D
         filed on July 26, 2002)

10.13    Registration Rights Agreement, dated as of July 16, 2002 by and among U.S. RealTel, Inc., Cypress Communications, Inc.,
         Noro-Moseley Partners V, L.P., Wakefield Group III, LLC, the J. Oliver Cunningham Trust, the Ann C. McClure Trust and the
         Jane C. Warriner Trust (incorporated by reference to Exhibit 4 to Noro-Moseley Partners V, L.P. Schedule 13D filed on
         July 26, 2002)

10.14    Letter Agreement dated as of July 16, 2002 by and among U.S. RealTel, Inc., Cypress Communications, Inc., the J. Oliver
         Cunningham Trust, the Ann C. McClure Trust and the Jane C. Warriner Trust  (incorporated by reference to U.S. RealTel,
         Inc.'s Form 8-K filed July 31, 2002)


99.1     Certification of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to
         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

