Form 10QSB
period 2002-09-30
U S REALTEL INC
filed 2002-11-19
CIK 1056064

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                        ------------------

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                 to
                                        ---------------    ---------------

         Commission file number 000-30401
                                ---------


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


                                 (404) 869-2500
                   -------------------------------------------
                (Issuer's telephone number, including area code)



                                       N/A
             ------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the numbers of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: 5,873,395 shares of Common Stock as
                                           -----------------------------------
of November 5, 2002.
--------------------

Transitional Small Business Disclosure Format:     Yes [  ]  No [X]

                               U.S. REALTEL, INC.

             QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 FORM 10-QSB

                             -----------------------

                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION

   Item 1.  Financial Statements................................................     1
   Item 2.  Management's Discussion and Analysis ...............................    20
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........    25
   Item 4.  Evaluation of Disclosure Controls and Procedures....................    25

PART II     OTHER INFORMATION

   Item 6.  Exhibit and Reports on Form 8-K.....................................    25

            Signatures..........................................................    26

            Section 302 Certifications..........................................    27

            Exhibit Index.......................................................    29

                                     PART I

                          ITEM 1 - FINANCIAL STATEMENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR OUR FUTURE FINANCIAL AND OPERATIONAL PERFORMANCE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING MARKETS FOR OUR SERVICES; TRENDS IN REVENUES, GROSS PROFITS AND ESTIMATED EXPENSE LEVELS; LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY; AND ANY STATEMENT THAT CONTAINS THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "INTEND," "ESTIMATE," "EXPECT," "SEEK" AND OTHER SIMILAR EXPRESSIONS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT REFLECT OUR CURRENT EXPECTATIONS AND BELIEFS, AND WE DO NOT UNDERTAKE ANY OBLIGATIONS TO PUBLICLY UPDATE OR REVISE THESE STATEMENTS, EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS EXPRESSED IN THIS REPORT, ANNUAL OR QUARTERLY REPORTS TO SHAREHOLDERS, PRESS RELEASES OR COMPANY STATEMENTS WILL NOT BE REALIZED. IN ADDITION, THE INCLUSION OF ANY STATEMENT IN THIS REPORT DOES NOT CONSTITUTE AN ADMISSION BY US THAT THE EVENTS OR CIRCUMSTANCES DESCRIBED IN SUCH STATEMENT ARE MATERIAL. FURTHERMORE, WE WISH TO CAUTION AND ADVISE READERS THAT FORWARD LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT MATERIALIZE AND MAY INVOLVE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL, THAT COULD CAUSE ACTUAL EVENTS OR PERFORMANCE TO DIFFER MATERIALLY FROM THOSE CONTAINED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE OUR ABILITY TO ACHIEVE POSITIVE CASH FLOW BY INCREASING REVENUES AND REDUCING EXPENSES IN OUR NEWLY ACQUIRED TELECOMMUNICATIONS SERVICES BUSINESS IN THE U.S., THE COSTS THAT MAY BE ASSOCIATED DISCONTINUING OUR LATIN AMERICAN TELECOMMUNICATIONS RIGHTS BUSINESS, AND OUR ABILITY TO OBTAIN ADDITIONAL OUTSIDE FINANCING. INVESTORS ARE DIRECTED TO CONSIDER THE OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OUR SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001.

U.S. REALTEL, INC.

Unaudited Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001............           2

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended
September 30, 2002 and 2001 and for the three and nine months ended September 30, 2001
(predecessor)..........................................................................................           3

Unaudited Condensed Consolidated Statement of Stockholders' Equity for the nine months ended
September 30, 2002 ....................................................................................           4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
2002 and 2001 and for the nine months ended September 30, 2001 (predecessor) ..........................           5

Notes to Unaudited Condensed Consolidated Financial Statements.........................................           6


CYPRESS COMMUNICATIONS, INC. (PREDECESSOR)

Condensed Consolidated Balance Sheets at January 31, 2002 (acquisition date) (unaudited) and
December 31, 2001......................................................................................          15

Unaudited Condensed Consolidated Statement of Operations for the period from January 1, 2002
through January 31, 2002  (acquisition date)...........................................................          16

Unaudited Condensed Consolidated Statement of Cash Flow for the period from January 1, 2002
through January 31, 2002  (acquisition date) ..........................................................          17

Notes to Unaudited Condensed Consolidated Financial Statements.........................................          18

                                                               U.S. REALTEL, INC

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                                  BALANCE SHEETS


                                                                       December 31, 2001      September 30, 2002
                                                                       -----------------      ------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $  2,061,000           $  2,117,000
  Accounts receivables, net of allowance for doubtful accounts of
    $0 and $1,762,000 in December 31, 2001 and September 30, 2002,
       respectively                                                             40,000             12,507,000
  Prepaid expenses and other current assets                                    134,000              1,110,000
                                                                          ------------           ------------

TOTAL CURRENT ASSETS                                                         2,235,000             15,734,000
                                                                          ------------           ------------

PROPERTY AND EQUIPMENT, NET                                                     55,000             22,283,000

OTHER ASSETS                                                                    92,000                473,000
                                                                          ------------           ------------

                                                                          $  2,382,000           $ 38,490,000
                                                                          ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $    463,000           $ 20,795,000
  Current notes payable and maturities of capital lease
  obligations                                                                  100,000                514,000
                                                                          ------------           ------------

TOTAL CURRENT LIABILITIES                                                      563,000             21,309,000
                                                                          ------------           ------------

DEFERRED INCOME                                                                 88,000                488,000

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                    50,000             15,810,000

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 5,000,000 shares authorized;
   100 issued and outstanding shares                                                --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized;
   6,467,808 issued and outstanding shares                                       6,000                  6,000
  Additional paid-in capital                                                19,599,000             23,169,000
  Accumulated deficit                                                      (19,294,000)           (21,432,000)
  Accumulated other comprehensive income                                     2,170,000                     --
                                                                          ------------           ------------

                                                                             2,481,000              1,743,000

  Less:  Treasury Stock, at cost; 594,000 shares                              (800,000)              (860,000)
                                                                          ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                                   1,681,000                883,000
                                                                          ------------           ------------

                                                                          $  2,382,000           $ 38,490,000
                                                                          ============           ============




                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                               U.S. REALTEL, INC

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                        STATEMENTS OF OPERATIONS


                                          For the three months ended                       For the nine months ended
                                  ----------------------------------------------   ------------------------------------------------
                                  September 30,                                    September 30,
                                  2001              September 30,  September 30,   2001             September 30,     September 30,
                                  (predecessor)     2001           2002 (a)        (predecessor)    2001              2002 (a)
                                  ------------      -----------    ------------    -------------    ------------      ------------

REVENUES                          $  4,703,000      $        --    $ 20,515,000    $  14,111,000    $         --      $ 28,687,000

DIRECT COSTS                         5,231,000               --      10,538,000       20,031,000              --        16,798,000
                                  ------------      -----------    ------------    -------------    ------------      ------------

REVENUES - NET OF DIRECT
COSTS                                 (528,000)              --       9,977,000       (5,920,000)             --        11,889,000

OPERATING EXPENSES
  Sales and marketing                2,402,000            2,000       1,223,000        8,585,000          73,000         2,629,000
  General and administrative        12,452,000          (15,000)      8,384,000       46,061,000       2,145,000        16,417,000
  Restructuring and other charges   27,007,000               --          60,000       67,534,000              --           140,000
                                  ------------      -----------    ------------    -------------    ------------      ------------

TOTAL OPERATING EXPENSES            41,861,000          (13,000)      9,667,000      122,180,000       2,218,000        19,186,000
                                  ------------      -----------    ------------    -------------    ------------      ------------

OTHER INCOME (EXPENSE)
  Interest income                      468,000           30,000          15,000        2,304,000         245,000            56,000
  Interest expense                          --               --      (2,348,000)              --          (1,000)       (4,349,000)
  Net gain (loss) on disposal
  of assets                                 --           (1,000)        (33,000)              --           1,000           (22,000)
                                  ------------      -----------    ------------    -------------    ------------      ------------
TOTAL OTHER INCOME (EXPENSE)
                                       468,000           29,000      (2,366,000)       2,304,000         245,000        (4,315,000)
                                  ------------      -----------    ------------    -------------    ------------      ------------

Gain (loss) from continuing
operations                         (41,921,000)          42,000      (2,056,000)    (125,796,000)     (1,973,000)      (11,612,000)

GAIN (LOSS) FROM DISCONTINUED
OPERATIONS                                  --       (1,068,000)         (2,000)              --      (2,872,000)        2,034,000
                                  ------------      -----------    ------------    -------------    ------------      ------------

Loss before extraordinary gain     (41,921,000)      (1,026,000)     (2,058,000)    (125,796,000)     (4,845,000)       (9,578,000)

EXTRAORDINARY GAIN                          --               --              --               --              --         7,440,000
                                  ------------      -----------    ------------    -------------    ------------      ------------

NET LOSS                          $(41,921,000)     $(1,026,000)   $ (2,058,000)   $(125,796,000)   $ (4,845,000)     $ (2,138,000)
                                  ============      ===========    ============    =============    ============      ============



NET LOSS PER COMMON SHARE
BASIC AND DILUTED

Loss from continuing operations   $      (8.70)     $      0.01    $      (0.35)   $      (26.14)   $      (0.31)     $      (1.97)

Discontinued operations                     --            (0.17)             --               --           (0.45)             0.35

Extraordinary gain                          --               --              --               --              --              1.26
                                  ------------      -----------    ------------    -------------    ------------      ------------

NET LOSS PER COMMON
SHARES BASIC AND DILUTED          $      (8.70)     $     (0.16)   $      (0.35)   $      (26.14)   $      (0.76)     $      (0.36)
                                  ============      ===========    ============    =============    ============      ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, Basic and diluted       4,819,000(b)     6,110,000       5,874,000        4,813,000       6,348,000(b)      5,894,000
                                  ============      ===========    ============    =============    ============      ============



(a) Includes the operations of Cypress Communications, Inc. from February 1, 2002 through September 30, 2002.

(b)      Reflects the 1 - for - 10 reverse Cypress stock split during August
         2001.


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                               U.S. REALTEL, INC

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                              OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                   Accumu-
                                                                                   lated
                                                                                    Other
                                     Additional                     Compre-      Compre-
                    Common Stock      Paid-in         Accumu-       hensive      hensive         Treasury Stock
                 Shares      Amount   Capital      lated Deficit     Loss        Income       Shares        Amount        Total
                ---------    ------  -----------   ------------    ---------   -----------   -------      ---------    -----------

Balance, at
 December
 31, 2001        6,468,000   $6,000  $19,599,000   $(19,294,000)                $ 2,170,000   533,000      $(800,000)   $ 1,681,000
Stock warrants
(unaudited)             --       --    1,181,000             --            --            --        --             --      1,181,000

Beneficial
conversion
feature
(unaudited)             --       --    2,389,000             --            --            --        --             --      2,389,000

Payment for
 treasury
 stock
 (unaudited)            --       --           --             --            --            --    61,000        (60,000)       (60,000)

Net loss
 (unaudited)            --       --           --     (2,138,000)   (2,138,000)           --        --             --     (2,138,000)

Cumulative
 effect
 on exchange
 rates
 (unaudited)            --       --           --             --    (2,170,000)   (2,170,000)       --             --     (2,170,000)
                                                                  -----------
                                                                  $(4,308,000)
                                                                  ============
Other
 comprehensive
 Loss
 (unaudited)           --        --           --             --                          --        --             --             --
                ---------    ------  -----------   ------------                 -----------   -------      ---------    -----------

Balance, at
 September 30,
 2002
 (unaudited)    6,468,000    $6,000  $23,169,000   $(21,432,000)                 $       --   594,000      $(860,000)      $883,000
                =========    ======  ===========   ============                 ===========   =======      =========    ===========



                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                        STATEMENTS OF CASH FLOWS


                                                                                 For the nine months ended
                                                                    --------------------------------------------------
                                                                    September 30,
                                                                    2001               September 30,     September 30,
                                                                    (predecessor)      2001              2002 (a)
                                                                    -------------      -------------     -------------
Cash flows from operating activities:
  Net income (loss)                                                 $(125,796,000)       $(4,845,000)      $(2,138,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                                      23,322,000            116,000           645,000
    Bad debt expense                                                           --                 --           142,000
    Restructuring charges                                              65,702,000                 --            80,000
    Stock warrants in connection with acquisition                              --                 --           713,000
    Net loss (gain) on disposal of assets                                      --              7,000           (22,000)
    Extraordinary gain                                                         --                 --        (7,440,000)
    Discontinued operations                                                    --            282,000        (2,206,000)
    Other non-cash items                                                  445,000                 --            85,000
    Changes in assets and liabilities, net of assets acquired:
      (Increase) decrease in accounts receivable                         (547,000)             9,000        (9,392,000)
      (Increase) decrease in prepaid expenses and
        other current assets                                            1,495,000            (30,000)         (656,000)
      (Increase) decrease in other assets                                 322,000             (4,000)          350,000
      Decrease in accounts payable and accrued expenses                (9,667,000)          (563,000)       10,836,000
      Deferred income                                                          --                 --           134,000
                                                                    -------------      -------------     -------------

Net cash used in operating activities                                 (44,724,000)        (5,028,000)       (8,869,000)
                                                                    -------------      -------------     -------------

Cash flows from investing activities:
  Sale of short-term investment                                        36,931,000                 --                --
  Investment in subsidiary                                                     --           (600,000)      (18,645,000)
  Capital expenditures                                                (14,672,000)           (11,000)      (22,851,000)
  Sale of property and equipment                                        6,669,000                 --                --
  Cash acquired in acquisitions                                                --                 --        32,680,000
                                                                    -------------      -------------     -------------

Net cash provided by (used in) investing activities                    28,928,000           (611,000)       (8,816,000)
                                                                    =============      =============     =============


Cash flows from financing activities:
  Return of investment                                                 (2,333,000)                --                --
  Proceeds from note payable in connection with acquisition                    --                 --        16,436,000
  Repayment of note payable in connection with acquisition                     --                 --       (16,436,000)
  Borrowings of long-term debt                                                 --                 --        26,284,000
  Principal payments of long-term debt                                   (340,000)                --        (8,483,000)
  Payment for release of warrants                                              --           (150,000)               --
  Payment for acquisition of treasury stock                                    --           (800,000)          (60,000)
                                                                    -------------      -------------     -------------

Net cash used in financing activities                                  (2,673,000)          (950,000)       17,741,000
                                                                    -------------      -------------     -------------

Effect of Exchange Rates Changes on Cash                                 (120,000)                --                --
                                                                    -------------      -------------     -------------

Net Increase (Decrease) in Cash and
Cash Equivalents                                                      (18,589,000)        (6,589,000)           56,000

Cash and Cash Equivalents, at
beginning of period                                                    28,108,000          9,425,000         2,061,000
                                                                    -------------      -------------     -------------

Cash and Cash Equivalents, at end of period                         $   9,519,000        $ 2,836,000       $ 2,117,000
                                                                    =============      =============     =============


(a) Includes the operations of Cypress Communications, Inc. from February 1, 2002 through September 30, 2002.

                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                              U.S. REALTEL, INC.

                                                    NOTES TO UNAUDITED CONDENSED
                                               CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include U.S. RealTel, Inc. ("U.S. RealTel" or the "Company"), its wholly owned telecommunications services subsidiary Cypress Communications, Inc., its 71%-owned Argentinean and 89% owned Brazilian telecommunications rights subsidiaries, each of which is in process of liquidation and whose results of operations are reported as discontinued operations. All intercompany accounts and transactions have been eliminated in consolidation.

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

2.  THE COMPANY

         The Company is a holding company of certain telecommunications businesses in North America. The Company was originally formed as a development stage company in 1997 and its first business was leasing telecommunication rights from owners of real property in North America for sublease to telecommunications providers requiring access to real estate for their services to reach building occupants and/or for placement of antenna networks. During 1998, the Company established a separate wholly owned finance subsidiary (inactive) and a 71%-owned Argentinean subsidiary. In February 2000, the Company established an 89%-owned Brazilian subsidiary. The minority interests of both international subsidiaries are substantially owned by related parties, including among others, one of our former directors and officers and a market maker of our common stock.

         In December 2000, the Company sold its North American telecommunications rights operations and entered into a two-year noncompete agreement with respect to future business in this market segment in North America, Mexico and certain parts of Europe. Following this sale, the Company's operations were conducted entirely outside of the U.S., in Argentina and Brazil.

         In February 2002, the Company completed its acquisition of Cypress Communications, Inc. ("Cypress Communications ") (Note 4). As a result of this acquisition, the Company entered into its current business--providing comprehensive data, voice and video communications services to businesses located in commercial office buildings in selected major metropolitan markets within the United States. As a result of such acquisition the Company no longer is considered to be a development stage company.

         In March 2002, the Company decided to discontinue its telecommunications rights operations in Latin America (Note 5). As a result of this decision, the Company's operations are now limited to its current telecommunications services business in the United States.

         In July 2002, the Company, through its wholly owned subsidiary, Cypress Communications, completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. (Note 4).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements are presented on the accrual basis of accounting using accounting principles, generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from these estimates, and such differences could be material.

REVENUE RECOGNITION

The Company's revenues include recurring charges for local access, long-distance, equipment rental, Internet access, digital satellite business television, voicemail, inbound 800, and other enhanced voice and data services, which are recognized as services are provided. Revenues also include nonrecurring charges for installations and moves, adds, and changes. Installation fees represent the initial cost charged by Cypress Communications for installing voice phone lines, data lines, and Business TV in the tenant's premises. Move, add, and change ("MAC") charges are for the Company's labor and materials related to moving, adding, or changing a customer's services. Installation and certain MAC charges are recognized when the services are provided as they represent separate earnings process. Other MAC charges, which are not separate earnings process, are generally deferred and amortized over 24 months. At December 31, 2001, approximately $267,000 of deferred revenue is recorded in accrued expenses and other in the accompanying balance sheet. All related up front costs have been expenses ad incurred.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

3.  LIQUIDITY

         As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has cumulative losses and has negative cash flows from operations. Operating costs associated with the Company's former efforts to develop a telecommunications rights business in Argentina and Brazil, its corporate cash flow requirements, which include existing commitments entered into prior to the sale of its former North American telecommunications rights assets, and a declining economy in Argentina, which was the Company's principal telecommunications rights market, all have negatively affected the Company's cash position.

         Beginning in the first quarter of 2002, the Company initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) completing the acquisition of Cypress Communications and making certain adjustments to Cypress Communications' staffing levels and cost structure (Note 4), (ii) discontinuing operations in Argentina and Brazil (Note 5), (iii) completing the purchase of certain assets of Intermedia Advanced Building Networks and the shared tenant telecommunications services business of WorldCom, Inc. (Note 4), and (iv) raising $28 million in connection with such asset acquisition. As of September 30, 2002, the Company had cash and cash equivalents of approximately $2.1 million.

         While the Company's cash position has declined over recent periods, including, but not limited to, the repayment of its outstanding senior secured revolving credit facility from Silicon Valley Bank (Notes 4 and 8), the Company believes that its cash position should stabilize by the end of year 2002 or the beginning of 2003 due to the acquisition of Cypress Communications and the restructuring of the Company's consolidated operations, the discontinuance of the Company's Latin American operations, and, most recently, the asset purchase and related financing referred to in the prior paragraph. The Company cannot, however, give any assurance that it will be able to achieve additional revenues from its Cypress Communications telecommunications services business, the assets acquired from Intermedia Advanced Building Networks, or the shared tenant telecommunications services business acquired from WorldCom, Inc. Likewise, the Company cannot give any assurances that the costs of disposing of the Company's former Latin American operations, will continue to be immaterial (as the Company currently projects), that the Company will continue to be successful in reducing the cash used in its continuing operating activities, or that the Company will be able to obtain additional outside funding. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

         Despite our efforts and those of our advisors, to date, we have not been able to obtain sufficient historical data to provide the necessary financial statements pursuant to the SEC Form 8-K. A number of factors have led to the inability of the Company to obtain the necessary financial information related to the ABN/STS assets acquired, including, but not limited to, (i) the bankruptcy filing by WorldCom, Inc. following the acquisition of the assets,
(ii) the resignation of Arthur Andersen as the auditors for WorldCom, Inc., and
(iii) the fact that the assets acquired were spread among various divisions and entities all under the control of WorldCom, Inc. The Company's inability to provide the necessary financial statements pursuant to SEC Form 8-K may have an adverse impact on the Company's future ability to raise capital, especially to the extent such capital raising activity would require the filing of a registration statement with the SEC, until two years of financial information with respect to the acquired assets have been included in the Company's audited financial statements.

4.  ACQUISITIONS

CYPRESS COMMUNICATIONS

         In February 2002, the Company completed the acquisition of Cypress Communications, a U.S. based operation that provides a full range of telecommunications services to businesses in multi-tenant office buildings located in selected major metropolitan markets within the United States. The acquisition of Cypress Communications allows the Company to concentrate its resources and expertise on providing premium communications services to over 2,500 small and medium sized business customers in seven major metropolitan U.S. markets: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles and Seattle. Cypress Communications' prior investment in telecommunications and broadband infrastructure is expected to enable the Company to provide bundled communications services to businesses located in multi-tenant office buildings in a manner that is both reliable and cost effective for its customers.

         The acquisition of Cypress Communications was completed through a tender offer for outstanding Cypress Communications common stock and a short form merger of a new wholly-owned acquisition subsidiary of U.S. RealTel into Cypress Communications. The purchase price was $3.50 per share, in cash, for a total purchase price of approximately $18.7 million, which included cash paid for options to purchase shares of Cypress Communications under option plans in the amount of $58,000 and expenses incurred in connection with the acquisition of approximately $1,447,000. As a result of such acquisition, the Company, at the subsidiary level, acquired 100% of Cypress Communications' assets, including cash and its telecommunications services infrastructure, and succeeded to all of the liabilities of Cypress Communications, including operating lease commitments, primarily related to former office space, and license agreements with property owners and/or operators of several office buildings. The Company obtained financing to purchase the Cypress Communications common stock and complete the merger through a loan from the LaSalle Bank, which was facilitated by the Oliver Estate, a private entity affiliated with Ross J. Mangano, a director of the Company. The loan was repaid in February 2002, with interest of approximately $3,000. In connection to the loan, the Company paid a commission fee to the Oliver Estate of $875,000 and issued warrants to purchase up to 850,000 shares of the Company's common stock at an exercise price of $1 per share. The warrants are exercisable through February 2005 and, based on the Black-Scholes pricing model, were valued by the Company at $646,000. Assumptions used for the Black-Scholes option-pricing model included: no dividend yield for all years, expected volatility of 120 percent, risk-free interest rate of 4.75 percent and expected life of 5 years. The commission and the value of the warrants were treated as interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations. In addition, the Company paid bank fees and interest of approximately $55,000, which also have been treated as interest expense.

         The acquisition of Cypress Communications was accounted for by the purchase method of accounting and resulted in negative goodwill. Based on the preliminary estimate, after the elimination of all long-term assets of Cypress Communications in an aggregate amount of $27.2 million, the transaction resulted in an extraordinary gain associated with the acquisition in the amount of $7,440,000. The Unaudited Condensed Consolidated Statements of Operations include the operations of Cypress Communications from February 1, 2002 through September 30, 2002.

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
                                                                                     ===============

INTERMEDIA ADVANCED BUILDING NETWORKS

         In July 2002, the Company, through its wholly owned subsidiary, Cypress Communications, completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (ABN/STS). The acquired assets included all customer contracts, in-building networks and the associated building access rights, as well as the necessary employees to support these assets. The acquisition of ABN/STS has allowed the Company to extend its telecommunication services operations to over 5,700 small and medium sized business customers in 25 major metropolitan U.S. markets. Cypress Communications paid $29 million in cash at closing to the sellers, assumed various commitments arising out of the operation of the business after the closing, assumed accrued but unpaid liabilities incurred by the sellers in the operation of the business prior to the closing in an amount up to a maximum of $2 million, assumed vehicle lease obligations of approximately $284,000 and paid expenses incurred in connection with the acquisition of approximately $899,000.

         The acquisition was accounted for as a purchase, and accordingly, the results of operations of ABN/STS have been included since the date of acquisition in the accompanying statements of operations. The allocation of the purchase price as of July 17, 2002 was as follows:


        ACQUISITION COSTS                                        $    32,183,000
                                                                 ===============

        COST ALLOCATION
          CURRENT ASSETS                                              10,662,000
          PROPERTY AND EQUIPMENT                                      22,703,000
          DEFERRED REVENUES                                           (1,182,000)
                                                                 ----------------

               TOTAL                                             $    32,183,000
                                                                 ===============

         The useful lives of the assets acquired from ABN/STS are as follows:

        Network Equipment                                        Seven years
        Vehicles                                                 One year

         The Company has engaged a valuation firm to assist in valuing the assets purchased. The allocation hereon is considered preliminary pending the outcome of the valuation.

         Concurrently with the closing, Cypress Communications entered into an Omnibus Post-Closing Services Agreement with the sellers and certain of their affiliates. The Omnibus Post-Closing Service Agreement has a term of three years commencing July 2002. Under the Omnibus Agreement, the sellers and their affiliates agreed to provide Cypress Communications:

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

         Additionally, the Omnibus Post-Closing Services Agreement has minimum annual volume commitments in which the Company is required to purchase services of $16.5 million during the first twelve months, $13.5 million during the second twelve months and $11.0 million during the third twelve months. In the event that in any contract year, the total service charges do not meet or exceed the minimum annual volume commitment, the Company is required to pay (the shortfall between the commitment and Total Services and) an underutilization charge equal to the same shortfall.

         In connection with such acquisition, the Company and Cypress Communications raised $28 million to finance the acquisition. The $28 million financing included:

         (i) a $10 million senior secured revolving credit facility from Silicon Valley Bank (the "Senior Credit Facility");

         (ii) an $8 million bridge loan (the "Bridge Loan") from the J. Oliver Cunningham Trust (the "JOC Trust"), the Anne C. McClure Trust (the "ACM Trust"), the Jane C. Warriner Trust (the "JCW Trust"), Noro-Moseley Partners V, L.P.("Noro-Moseley"), and the Wakefield Group III, LLC ("Wakefield"); and

         (iii) the sale of $10 million of Fixed Rate Convertible Notes due July 1, 2009 (the "Convertible Notes") to the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield.

         The JOC Trust, the ACM Trust and the JCW Trust are affiliates of certain stockholders of the Company and of Ross J. Mangano, a director and Chairman of the Board of the Company and of Cypress Communications.

PRO FORMA INFORMATION

         The following Unaudited Pro Forma Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001 assume the Cypress and the ABN/STS acquisitions occurred at the beginning of each period. Adjustments have been made to depreciation expense, interest revenue and interest expense to reflect the effect of such acquisitions.

                                        September 30, 2001     September 30, 2002
                                        ------------------     ------------------

Revenues                                  $  85,574,000          $ 75,040,000
                                          =============          ============


Loss from continuing operations           $(155,118,000)(1)      $(68,459,000)
                                          =============          ============

Net loss                                  $(150,550,000)         $(58,985,000)
                                          =============          ============

Loss per common share from
continuing operations                     $      (32.23)               (11.62)
                                          =============          ============

Net loss per common shares
basic and diluted                         $      (31.28)         $     (10.01)
                                          =============          ============

Weighted average common shares
outstanding                                   4,813,000 (2)         5,894,000
                                          =============          ============

(1) Includes a non-recurring charge for restructuring costs in the amount of $67,534,000.

(2)      Reflects the 1 - for - 10 reverse Cypress stock split during August
         2001.

5.  DISCONTINUED OPERATIONS

         In March 2002, the Company decided to discontinue its telecommunications rights operations in Latin America, which are now in the process of liquidation. Prior to the decision to discontinue such operations, the Company had received immaterial revenues from such business. Discontinuing the Company's operations in Latin America has helped the Company to preserve existing capital and allowed it to dedicate its resources to its new telecommunications services business in the United States. Balances in the 2001 financial statements have been reclassified to reflect our Latin American business as discontinued operations.

         The Company expects to incur various costs in connection with the disposition or termination of its Latin American operations, which in the estimation of the management should not be material. The Company believes such costs have been, and will continue to be, offset by the benefits associated with reduced expenditures for such operations and the ability to redeploy the Company's assets in its telecommunications services business. Discontinuation of the Company's Latin American operations also eliminated risks associated with international operations, including substantial foreign currency exchange risks, which risks resulted in currency translation losses in 2001.

6.  STOCK OPTIONS

         In March 2002, the Company's board of directors approved an amendment to the 1999 Employee Equity Incentive Plan (the "Option Plan"). By this amendment, the number of shares of common stock reserved for issuance under the Option Plan was increased to 3,200,000 shares, subject to automatic annual adjustment to an amount equal to 30% of our outstanding common stock on a fully diluted basis, up to a maximum of 5,000,000. The amendment was approved by the Company's shareholders at the Annual Meeting of Shareholders on June 26, 2002. In August 2002, the Company's board of directors approved a second amendment to the Option Plan. By this amendment, the number of shares of common stock reserved for issuance under the Option Plan was increased to 4,200,000 shares, subject to the existing automatic annual adjustment contained in the Option Plan, and increasing to 1,500,000 the aggregate limit on the number of options that may be granted to anyone optionee during the term of the Option Plan. As of September 30, 2002, after giving effect to the issuance of additional options following adoption of the amendment, options to purchase 3,832,388 shares were outstanding under such plan.

7.  SEVERANCE AGREEMENT

         In February 2002, the Company entered into severance arrangements with certain officers and employees of the Company. Under these arrangements, the Company paid out severance of approximately $400,000 during the first quarter.

8.  FINANCING

SENIOR CREDIT FACILITY

         The Senior Credit Facility, in the amount of $10 million revolving credit facility, was obtained by Cypress Communications pursuant to a Loan and Security Agreement, dated July 12, 2002 between Cypress Communications and Silicon Valley Bank. The Senior Credit Facility accrues interest at the prime rate (with a floor of 4.75%) plus 2% per annum and matures on July 12, 2004, unless terminated earlier. Borrowings under the Senior

Credit Facility are collaterized by all of the assets of Cypress Communications and are unconditionally guaranteed by the Company. As of September 30, 2002 the Company has no outstanding amounts under the Senior Credit Facility.


BRIDGE LOAN

         The Bridge Loan, in the amount of $8 million term loan, was obtained by the Company and Cypress Communications pursuant to a Loan Agreement dated July 16, 2002 among the Company, Cypress Communications, the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield (each, acting in such capacity, a "Bridge Lender" and collectively, the "Bridge Lenders"). The Bridge Loan accrues interest at 14% per annum, and matures on the earlier to occur of (i) one business day following the maturity of the Senior Credit Facility and (ii) July 16, 2005. Each Bridge Lender was entitled to receive an initial loan fee equal to 2.5% of that portion of the Bridge Loan that was funded by such Bridge Lender. Because the Bridge Loan was outstanding 60 days after the closing, the Company and Cypress Communications became obligated to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender's share of the Bridge Loan. Because the Bridge Loan has been outstanding 90 days after the closing, the Company and Cypress Communications became obligated subsequent to the end of the quarterly period ended September 30, 2002 to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender's share of the Bridge Loan. If the Bridge Loan is outstanding 120 days after the closing, the Company and Cypress Communications would become obligated to pay to each Bridge Lender an additional loan fee equal to 1.00% of the then outstanding principal balance of such Bridge Lender's share of the Bridge Loan. The loan fees described above are cumulative and are payable on the earlier to occur of the maturity date of the Bridge Loans or the date on which the Bridge Loans are paid in full. The Company has accrued $280,000 for this fees, which were treated as interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations.

         At the closing of the Bridge Loan, the Company issued the Bridge Lenders warrants to purchase an aggregate of 400,000 shares of the Company's common stock at an exercise price of $1.13 per share. These warrants are exercisable for a term of 10 years and, based on the Black-Scholes pricing model, were valued by the Company at $535,000. Assumptions used for the Black-Scholes option-pricing model included: no dividend yield for all years, expected volatility of 159 percent, risk-free interest rate of 5.08 percent and expected life of 10 years. The debt discount will be treated as interest expense and amortized over the earliest maturity date of the Bridge Loan. During the three months ended September 30, 2002, the Company recorded additional interest expense in the approximate amount of $67,000.

CONVERTIBLE NOTES

         The Convertible Notes, in the amount of $10 million convertible notes, were issued by the Company and Cypress Communications pursuant to a Purchase Agreement dated July 16, 2002 among the Company, Cypress Communications, the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield (each, acting in such capacity, a "Purchaser" and collectively, the `Purchasers"). The Convertible Notes accrue interest at the rate of 7.5% per annum, compounded quarterly, and payable at maturity of the notes, whether upon their stated maturity of July 1, 2009, or earlier as a result of acceleration in the event of a default or upon redemption of the Convertible Notes. The principal of and accrued interest on the Convertible Notes is convertible into the Company's common stock at $1.13 per share. The Convertible Notes are redeemable by the Company or Cypress Communications at any time by payment of the outstanding principal balance and accrued interest. In the event that the Convertible Notes are redeemed, the Purchasers have been issued warrants which will then be eligible for exercise to purchase the number of shares of common stock of the Issuer that the Convertible Notes were convertible into on the redemption date at a conversion price of $1.13 per share. In connection with the issuance of the Convertible Notes, the Company, the Purchasers and the Bridge Lenders entered into a registration rights agreement, which provides for the registration of the common stock issuable upon (i) the conversion of the Convertible Notes; (ii) the exercise of the Warrants issued in connection with the Bridge Loan; and (iii) the exercise of the Warrants exercisable upon the redemption of the Convertible Notes.

         In connection with the issuance of the Convertible Notes, the Purchasers were issued a total of 100 shares of the Company's Series A Preferred Stock (the "Series A Preferred") without additional consideration. The rights of the Series A Preferred are set forth in a Certificate of Designations adopted by the Company's board of directors. The holders of a majority of the Series A Preferred are entitled to elect two members of the Company's board of directors and the holders of the Series A Preferred are entitled to receive dividends and distributions equal to those payable to the holders of an equivalent number of shares of the Company's common stock. In addition, the Company may not, without the prior written consent of holders of a majority of the Series A Preferred,
(i) increase or decrease (other than by redemption or conversion) the authorized number of shares of Series A Preferred; (ii) cancel or modify the voting rights of the holders of Series A Preferred; (iii) cancel or modify the rights of the holders of Series A Preferred; or (iv) amend, waive, alter, modify or repeal any provision of the Certificate of Incorporation or Bylaws of the Corporation, if such amendment, alternation, modification or repeal would adversely affect the Series A Preferred, including the issuance of preferred stock with voting rights senior to or pari passu with the Series A Preferred. The Series A Preferred is redeemable by the Company in the event that:

         (a) at least 75% of the principal amount of the Convertible Notes is converted into shares of common stock of the Company;
         (b) at least 75% of the principal amount of the Convertible Notes is redeemed;
         (c) the Company has submitted an application in good faith to apply for listing on AMEX, NASDAQ or another national exchange to register its securities on such exchange, the average daily trading price per share of the common stock as reported in such application is at least $4.00 per share, and the Company subsequently receives a comment from such exchange that its application for listing will not be accepted so long as the Series A Preferred remains outstanding with the voting rights described herein; or
         (d) the outstanding principal and interest on the Convertible Notes are paid in full on the maturity date of the Convertible Notes.

The redemption price for the Series A Preferred is $0.001 per share.

        At the closing of the Convertible Notes, the Company issued the Convertible Note Lenders warrants to purchase the number of shares of the Company's common stock in to which the Convertible Note Lenders would be convertible immediately prior to the redemption of such note at a price of $1.13 per share. These warrants are exercisable if the Convertible Notes are redeemed and have a life of 7 years. Due to the contingency noted above, the Company will not record any charge until notes are redeemed. The Company has estimated that based on the terms of the Convertible Notes that if the Company redeemed the Convertible Notes it would redeem the entire amount. Therefore, based on the Black-Scholes pricing model, the warrants were valued by the Company at $12,035,000. Assumptions used for the Black-Scholes option-pricing model included: no dividend yield for all years, expected volatility of 159 percent, risk-free interest rate of 4.81 percent and expected life of 7 years.

         The Bridge Lenders and the Purchasers entered into an Intercreditor (Subordination) Agreement, which, among other things, provides that under certain limited circumstances, all amounts payable by the Company and Cypress Communications under the Bridge Loan and the Convertible Notes will be payable, pro rata among the Bridge Lenders and the Purchasers, on a pari passu basis. To induce the JOC Trust, the ACM Trust and the JCW Trust to enter into the Intercreditor (Subordination) Agreement, the Company and Cypress Communications entered into a Letter Agreement. Pursuant to the Letter Agreement, the Company and Cypress Communications agreed to pay the Bridge Lenders and the Purchasers, in proportion to the amounts lent by them under the Bridge Loan, a fee of $1,000,000 (the "Risk Allocation Fee"). The Risk Allocation Fee is payable to certain of the Bridge Lenders and the Purchasers upon the earlier to occur of the achievement of certain earnings milestones set forth in the Letter Agreement or June 30, 2003.

         As the exercise price on the convertible notes was less than the fair market value of the stock on the consummation date, a beneficial conversion feature was created. The Company has calculated the beneficial conversion feature embedded in the Convertible Notes in accordance with EITF No. 98-5 and EITF No. 00-27 and recorded approximately $2.400,000 as a debt discount. This discount is being amortized over the seven-year life of the Convertible Notes. During the three months ended September 30, 2002, the Company recorded approximately $85,000 in additional interest expense.

FUTURE ANNUAL COMMITMENTS

Future annual payments under capital leases and long term debt, net of discounts, as of September 30, 2002 are as follows:

        2002                                                 $     131,000
        2003                                                       454,000
        2004                                                        29,000
        2005                                                     8,014,000
        2006                                                            --
        Thereafter                                               7,696,000
                                                             -------------
        Total                                                   16,324,000
        Less current portion                                      (514,000)
                                                             -------------
        Long-term portion                                    $  15,810,000
                                                             ============

9.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations (SFAS 141), and FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also required the Company, upon adoption of SFAS 142, to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

         In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement provides a single accounting model for financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amended ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. During 2002, the provision of this statement has affected the Company `s financial presentation because of the discontinuation of the Latin American operations.

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a significant impact on its consolidated results of operations, financial position or cash flows.

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                           CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                                      January 31, 2002
                                                                            December 31, 2001         (a) (unaudited)
                                                                            -----------------         -----------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents (includes $770,000 of restricted cash)            $  33,757,000             $  32,680,000
  Accounts receivables, net                                                       3,136,000                 3,217,000
  Prepaid expenses and other current assets                                         259,000                   320,000
                                                                              -------------             -------------

TOTAL CURRENT ASSETS                                                             37,152,000                36,217,000
                                                                              -------------             -------------

PROPERTY AND EQUIPMENT, NET                                                      27,190,000                26,771,000

OTHER ASSETS                                                                      1,192,000                   412,000
                                                                              -------------             -------------

                                                                              $  65,534,000             $  63,400,000
                                                                              =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued liabilities                                         10,018,000             $   9,110,000
  Current notes payable & long term portion of long term debt                       446,000                   347,000
                                                                              -------------             -------------


TOTAL CURRENT LIABILITIES                                                        10,464,000                 9,457,000
                                                                              -------------             -------------



LONG TERM DEBT                                                                      335,000                   632,000
                                                                              -------------             -------------

STOCKHOLDERS' EQUITY
  Common stock                                                                        6,000                     6,000
  Additional paid-in capital                                                    569,827,000               569,827,000
  Deferred compensation                                                          (6,312,000)                       --
  Accumulated deficit                                                          (508,739,000)             (516,703,000)
  Accumulated other comprehensive income                                            (47,000)                  181,000
                                                                              -------------             -------------

TOTAL STOCKHOLDERS' EQUITY                                                       54,735,000                53,311,000
                                                                              -------------             -------------

                                                                              $  65,534,000             $  63,400,000
                                                                              =============             =============


(a) Represents the date Cypress Communications was acquired by U.S. RealTel, Inc. for accounting purposes.


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                         STATEMENT OF OPERATIONS



                                                           For the period from
                                                           January
                                                           1, 2002 through
                                                           January 31, 2002 (a)
                                                           --------------------

REVENUES                                                    $       1,565,000

DIRECT COSTS                                                        1,318,000
                                                            -----------------

REVENUES - NET OF DIRECT COSTS                                        247,000

OPERATING EXPENSES
  Sales and marketing                                                 270,000
  General and administrative                                        7,752,000
                                                            -----------------

TOTAL OPERATING EXPENSES                                            8,022,000
                                                            -----------------

OPERATING LOSS                                                     (7,775,000)
                                                            -----------------

OTHER INCOME
  Interest income                                                      70,000
                                                            -----------------

TOTAL OTHER INCOME                                                     70,000
                                                            -----------------

NET LOSS                                                    $      (7,705,000)
                                                            =================


NET LOSS PER COMMON SHARE BASIC AND DILUTED                 $           (1.56)
                                                            =================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                         4,926,000 (b)
                                                            =================


(a) Represents the date Cypress Communications was acquired by U.S. RealTel, Inc. for accounting purposes.
(b)      Reflects the 1 - for - 10 reverse stock split during August 2001.


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                                UNAUDITED CONDENSED CONSOLIDATED
                                                          STATEMENT OF CASH FLOW



                                                                       For the period from
                                                                       January 1, 2002
                                                                       through January
                                                                       31, 2002  (a)
                                                                       -------------------
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
                                                                       ============



(a) Represents the date Cypress Communications was acquired by U.S. RealTel, Inc. for accounting purposes.

                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                    CYPRESS COMMUNICATIONS, INC.
                                                                   (PREDECESSOR)

                                                    NOTES TO UNAUDITED CONDENSED
                                               CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

         Cypress Communications, Inc. and its subsidiaries ("Cypress Communications") provide a full range of communications services to businesses in multi-tenant office buildings located in selected major metropolitan markets within the United States. Cypress Communications' telecommunications services include high speed Internet access and data services, local and long-distance voice services, feature-rich digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. Cypress Communications delivers these services over state-of-the-art fiber optic, digital, and broadband networks that Cypress Communications designs, constructs, owns and operates inside large and medium-sized office buildings.

         In February 2002, Cypress Communications was acquired by U.S. RealTel, Inc. ("U.S. RealTel") (Note 2). During 2002, Cypress Communications will be considered the predecessor and, therefore, U.S. RealTel's reporting includes prior year financial statements for Cypress Communications as well as for U.S. RealTel for purposes of comparability.

         The condensed consolidated financial statements included herein are unaudited and include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods and such adjustments consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Cypress Communications' December 31, 2001 annual consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

         The December 31, 2001 balance sheet was derived from audited financial statements as of that date.

2.  ACQUISITION

         In January 2002, Cypress Communications entered into a definitive agreement providing for the sale of Cypress Communications to U.S. RealTel. Pursuant to the agreement, U.S. RealTel initiated a tender offer for all of the outstanding shares of common stock of Cypress Communications, including the associated rights to purchase preferred stock, at a purchase price of $3.50 per share, in cash. The transaction was completed in February 2002 for approximately $18.9 million, which included cash paid for options to purchase shares of Cypress Communications under option plans in the amount of $58,000 and expenses incurred in connection with the acquisition of approximately $1,136,000. The acquisition was completed immediately after the closing of the tender offer through a merger of a new wholly-owned acquisition subsidiary of U.S. RealTel into Cypress Communications, with Cypress Communications surviving as a wholly owned subsidiary of U.S. RealTel.

         Immediately prior to the initial expiration date of the tender offer, all restricted stock awards of Cypress Communications were vested to permit the holders to tender the shares that were the subject of such awards. In connection with the acquisition of Cypress Communications, deferred compensation in the amount of $6,141,000 was expensed. In addition, upon the effectiveness of the merger, each then-outstanding option to purchase shares of Cypress Communications common stock under any option plan, program or arrangement (each an "Option"), whether or not such Option was then exercisable or vested, was converted into an obligation of Cypress Communications to pay to the option holder a cash amount equal to the product of (i) the excess, if any, of the tender offer price over the applicable per share exercise price of such Option and (ii) the number of shares subject to such Option.

         All other rights to acquire equity in Cypress Communications, including outstanding warrants held by property owners and operators and the warrants issued in connection with the hiring of Cypress Communications' former CEO, although not canceled in connection with the merger, are expected to expire unexercised because of the high exercise prices at which such warrants were issued.

         In connection with its acquisition by U.S. RealTel and the resulting change of control, Cypress Communications paid out severance of $400,000 to its former CEO under a severance and separation arrangement that existed at December 31, 2001.

         Please see 8-K/A dated May 7, 2002 for more information related to our Predecessor.

                                     PART I

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the information set forth in our Consolidated Financial Statements and Notes thereto included in "Item 1. Financial Statements" and the "Statement Regarding Forward Looking Statements" appearing in Item 1.

OVERVIEW

         Beginning in February 2002 with our acquisition of Cypress Communications, Inc. ("Cypress Communications"), we have provided comprehensive data, voice and video communications services, referred to as "telecommunications services", to businesses located in commercial office buildings in selected major metropolitan markets within the United States. Also, during the nine month period ended September 30, 2002, U.S. RealTel, Inc. ("U.S. RealTel") provided, or sought to provide, site access and usage rights, which are referred to as "telecommunications rights," to telecommunications companies in Latin America through our 71%-owned Argentinean subsidiary and our 89%-owned Brazilian subsidiary. Both operations are currently in process of liquidation and have been reflected as discontinued operations.

         Except for a net gain of approximately $15.5 million on the sale of our old North American telecommunications rights operations in December 2000 and an extraordinary gain of approximately $7.4 million on the acquisition of Cypress Communications, under purchase accounting, we have incurred significant operating losses and experienced negative cash flows from operations since inception. Moreover, we expect to continue to incur costs as part of our efforts to achieve profitability. Losses from continuing operations for the nine months ended September 30, 2002 were $11.5 million. As of September 30, 2002, we had cash and cash equivalents of approximately $2.1 million.

         The Unaudited Condensed Consolidated Statements for the nine months ended September 30, 2002 include operations of Cypress Communications from February 1, 2002, the date of its acquisition for accounting purposes.

RESULTS OF OPERATIONS

U.S. RealTel three months ended September 30, 2002 compared to Cypress Communications (predecessor) three months ended September 30, 2001

         REVENUES. For the three months ended September 30, 2002, revenues of our Cypress Communications telecommunications services business represented substantially all of our consolidated revenues. Revenues from this business increased to approximately $20.5 million for the three months ended September 30, 2002 from approximately $4.7 million for the three months ended September 30, 2001. The increase in revenues primarily resulted from management fees related to the customer base we acquired in July 2002 from ABN/STS and a marginal increase in customer base.

         Revenues from our discontinued Latin American operations are included net of operating costs under loss from discontinued operations. Revenues in Argentina for the three months ended September 30, 2001 were approximately $74,000. No revenues were recorded in Argentina for the three months ended September 30, 2002 due to the closing of the operations in March 2002. Our Brazilian operations had no revenues.

         REVENUES-NET. Revenues-net (after direct costs) increased to approximately $10.0 million for the three months ended September 30, 2002 from a loss of approximately $528,000 for the three months ended September 30, 2001. Margins increased to approximately 49% in 2002 from approximately (11%) in 2001, due to cost reductions through employee reductions and other measures and the additional revenues-net provided by the customer base we acquired in July 2002 from ABN/STS, as discussed above.

         Revenues-net in Argentina, which are included in the loss from discontinued operations, for the three months ended September 30, 2001 were approximately $67,000. No revenues or direct costs were recorded in Argentina for the three months ended September 30, 2001 due to the closing of the operations in March 2002, as discussed above.

         OPERATING EXPENSES. Operating expenses decreased to approximately $9,667,000 for the three months ended September 30, 2002 from approximately $41,861,000 for the three months ended September 30, 2001. The decrease in operating expenses resulted from tighter cost controls net of the effect of the additional expenses related to the operation of the assets acquired from ABN/STS. Sales and marketing expenses decreased to approximately $1,223,000 for the three months ended September 30, 2002 from approximately $2,402,000 for the three months ended September 30, 2001 due to reduced marketing activities during the first quarter 2002. General and administrative expenses decreased to approximately $8.4 million for the three months ended September 30, 2002 from approximately $12.4 million for the three months ended September 30, 2001. General and administrative expenses for the three months ended September 30, 2001 included depreciation and amortization expense of approximately $6,765,000. Depreciation and amortization expense for the three months ended September 30, 2002 was approximately $643,000. The decrease is due to the write down of all long-term assets of Cypress Communications in an aggregate amount of $27.2 million resulting from the application of the purchase method of accounting on the Cypress Communications acquisition net of the increase due to the assets acquired from ABN/STS. Restructuring and other charges decreased to approximately $60,000 for the three months ended September 30, 2002 from approximately $27 million for the three months ended September 30, 2001.

         OTHER INCOME AND (EXPENSE). Other income and (expense) was approximately ($2,366,000) during three months ended September 30, 2002, as compared with $468,000 for the three months ended September 30, 2001. Other income for the three months ended September 30, 2001 represented interest revenue from excess cash invested by Cypress Communications. Interest expense for the three months ended September 30, 2002 consisted primarily of interest and finance charges incurred by Cypress Communications in connection with the acquisition of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc.

         INCOME TAXES. For the three months ended September 30, 2002 and 2001, no income tax benefit from the Company's net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

         NET LOSS. Our net loss for the three months ended September 30, 2002 was approximately $2,058,000 ($0.35 per basic and diluted common share). For the three months ended September 30, 2001, the net loss was approximately $41,921,000. The decrease in net loss resulted from the implementation of the strategy and cost containment plan of Cypress Communications net of the effect of the ABN/STS acquisition, as discussed above.

U.S. RealTel nine months ended September 30, 2002 compared to Cypress Communications (predecessor) nine months ended September 30, 2001

         REVENUES. For the nine months ended September 30, 2002, revenues of our Cypress Communications telecommunications services business represented substantially all of our consolidated revenues. Revenues from this business increased to approximately $28.7 million for the nine months ended September 30, 2002 from approximately $14.1 million for the nine months ended September 30, 2001. The increase in revenues resulted from management fees related to the customer base we acquired in July 2002 from Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (ABN/STS).

         Revenues from our Latin American operations are included, net of operating costs, under loss from discontinued operations. Revenues for Argentina decreased to approximately $31,000 for the nine months ended September 30, 2002 from approximately $182,000 for the nine months ended September 30, 2001. The decrease in revenues resulted from the devaluation of the Argentinean peso after the Argentinean currency crashed in January 2002 and the closing of our Argentinean operations in March 2002. Our Brazilian operations had no revenues.

         REVENUES-NET. Revenues-net (after direct costs) increased to approximately $11.9 million for the nine months ended September 30, 2002 from a loss of approximately $5.9 million for the nine months ended September 30, 2001. Margins increased to approximately 42% in 2002 from approximately (42%) in 2001, due to the increased revenue volumes acquired in July 2002, and reduced network costs.

         Revenues-net for Argentina, which are included in the loss from discontinued operations, decreased to approximately $13,000 for the nine months ended September 30, 2002 from approximately $86,000 for the nine months ended September 30, 2001. The decrease in revenues-net resulted from the devaluation of the Argentinean peso after the Argentinean currency crashed in January 2002 and the closing of the Argentinean operations in March 2002.

         OPERATING EXPENSES. Operating expenses decreased to approximately $19,186,000 for the nine months ended September 30, 2002 from approximately $122,180,000 for the nine months ended September 30, 2001. The decrease in operating expenses occurred due to lower employment levels from January, 2002, and there were no write downs of assets in 2002 as had occurred in 2001 net of the effect of additional expenses related to the operation of assets acquired from ABN/STS. Sales and marketing expenses decreased to approximately $2,629,000 for the nine months ended September 30, 2002 from approximately $8,585,000 for the nine months ended September 30, 2001 due to substantially fewer employees in sales and marketing roles and tighter cost controls during the year 2002. General and administrative expenses decreased to approximately $16.4 million for the nine months ended September 30, 2002 from approximately $46.1 million for the nine months ended September 30, 2001. General and administrative expenses for the nine months ended September 30, 2001 included depreciation and amortization expense of approximately $21,325,000. Depreciation and amortization expense for the nine months ended September 30, 2002 was approximately $645,000. The decrease was due to the write down of all long-term assets of Cypress Communications in an aggregate amount of $27.2 million resulting from the application of the purchase method of accounting on the Cypress Communications acquisition net of the increase due to the assets acquired from ABN/STS. Restructuring and other charges decreased to approximately $140,000 for the nine months ended September 30, 2002 from approximately $67.5 million for the nine months ended September 30, 2001.

         OTHER INCOME AND (EXPENSE). Other income and (expense) was approximately ($4,315,000) during nine months ended September 30, 2002, as compared with $2,304,000 for the nine months ended September 30, 2001. Other income for the nine months ended September 30, 2001 represented interest revenue from excess cash invested by Cypress Communications. Interest expense for the nine months ended September 30, 2002 consisted primarily of approximately $4.3 million in interest and finance charges incurred by U.S. RealTel in connection with the acquisition of Cypress Communications, and $2.8 in interest and finance charges incurred by Cypress Communications in connection with the acquisition of certain assets of ABN/STS.

         EXTRAORDINARY GAIN. The nine months ended September 30, 2002 includes an extraordinary gain of approximately $7,440,000, which resulted after the elimination of all long-term assets of Cypress Communications in an aggregate amount of approximately $27.2 million (Note 4 to Unaudited Condensed Consolidated Financial Statements).

         INCOME TAXES. For the nine months ended September 30, 2002 and 2001, no income tax benefit of the Company's consolidated net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

         NET LOSS. Our net loss for the nine months ended September 30, 2002 was approximately $2,138,000 ($.36 per basic and diluted common share). For the nine months ended September 30, 2001, the net loss was approximately $125,796,000. The decrease in net loss resulted from the implementation of the strategy and cost containment plan of Cypress Communications and the ABN/STS acquisition, as discussed above, net of the effect of reduced interest income, increased finance charges, and an extraordinary gain of $7,440,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in our operations was approximately $8,869,000 for the nine months ended September 30, 2002 versus approximately $44,724,000 for the nine months ended September 30, 2001. The decrease in net cash used for operating activities in 2002 was primarily due to lower employee counts from January 2002 and reduced operating expenses, combined with the net benefits resulting from the use of the assets we acquired in July 2002 from ABN/STS.

         Cash used by investing activities was approximately $8,816,000 for the nine months ended September 30, 2002, as compared with cash provided of approximately $28,928,000 for the nine months ended September 30, 2001. Cash used in 2002 was for the acquisition of Cypress Communications and certain assets from ABN/STS, net of approximately $32.7 million in cash acquired on the Cypress acquisition. Cash provided in 2001 was primarily from the sale of short-term investments and property and equipment, net of capital expenditures.

         Our primary sources of liquidity have been proceeds from the issuance of common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000, and cash acquired though the acquisition of Cypress Communications. Cash provided from financing activities was approximately $17,741,000 for the nine months ended September 30, 2002, as compared to cash used of approximately $2,673,000 for the nine months ended September 30, 2001. Cash used during the nine months ended September 30, 2002 was to pay a bridge loan for approximately $16.4 million, in connection to the Cypress Communications acquisition, to pay a credit line for approximately $8 million, in connection to the ABN/STS acquisition, to pay for capital lease obligations of Cypress Communications and for the acquisition of treasury stock, net of the effect of financing raised of approximately $26 million in connection to the ABN/STS acquisition (Notes 4 and 8 to Unaudited Condensed Consolidated Financial Statements). Cash used during the nine months ended September 30, 2001 was to return an investment to Cypress Communications' partner in its Canadian subsidiary of approximately $2,333,000 and to pay capital lease obligations of approximately $340,000.

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

         (iii) completing the purchase of certain assets of Intermedia Advanced Building Networks and the shared tenant telecommunications services business of WorldCom, Inc. (Note 4 to Unaudited Condensed Consolidated Financial Statements), and

         (iv)     raising $26 million in connection to such acquisition.

         As of September 30, 2002, we had cash and cash equivalents of approximately $2.1 million. We believe that by capitalizing on the infrastructure and the customer bases we acquired through our acquisitions of Cypress Communications and the assets of ABN/STS. (Note 4 to Unaudited Condensed Consolidated Financial Statements), and reducing our operating costs, we will be able to return to cash flow-positive operations by the fourth quarter of the year 2002.

         However, in the short run, the disposition of our international operations along with our efforts to develop the Cypress Communications telecommunications services business, the purchase of certain of the assets of ABN/STS and the addition of new debt service in connection with the financing raised for the most recent acquisition, may continue to adversely impact our cash position. No assurance can be given that we will be able to operate on a profitable basis. Likewise, no assurance can be given that we can achieve sufficient profitability to support the debt service for the new debt raised in connection with our acquisition of certain assets from ABN/STS. Furthermore, the terms of the indebtedness we incurred in connection with the acquisition of certain assets of ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness. Accordingly, there can be no assurance that our business plan will be achieved or that we will ever become profitable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from these uncertainties and such financial statements were prepared based on the assumption that we will continue as a going concern. However, we note that the report issued by our independent certified public accountants with respect to our financial statements for the year ended December 31, 2001 (which did not include the Cypress Communications and the ABN/STS acquisitions or the discontinuation of our Latin American operations) raised substantial doubt about the Company's ability to continue as a going concern.

         We do not consider our business seasonal in nature such that seasonality would cause any material liquidity issues.

ADDITIONAL RISKS

         The Company acquired all of the ABN/STS assets shortly before WorldCom and certain of its subsidiary corporations, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on July 21, 2002. In connection with the transaction, the Company entered into a variety of agreements under an Omnibus Post-Closing Service Agreement pursuant to which, among other things, WorldCom and its affiliates are to provide the Company with certain significant services. The Bankruptcy Code entitles a debtor to reject "executory" contracts, that is, contracts where some future act remains to be done, as in the case with the agreement with WorldCom. A party to a rejected agreement may be entitled to damages from the debtor for breach of contract. However, such a claim would likely be an unsecured claim. WorldCom's bankruptcy case is in its early stages. WorldCom has indicated that it intends to seek approval to assume our agreement under the Bankruptcy Code, but if WorldCom rejected this agreement or otherwise failed to meet its commitments under this agreement, the Company would have to pursue alternative strategies to obtain similar services that could result in delays, interruptions or additional expenses associated with the offering of our services. This could potentially have a material adverse effect on our business and results of operations until such strategies are implemented. In addition, while the Company is not aware of any claims or challenges to its acquisition of the ABN/STS assets or its related contracts, the transaction remains subject to review by the creditors of WorldCom or the bankruptcy court.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations (SFAS 141), and FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, we were required to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. Under SFAS 142 we must identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life will be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Under SFAS 142 we must complete a transitional goodwill impairment test nine months from the date we adopt it. We also must reassess the useful lives of other intangible assets within the first interim quarter after our adoption of SFAS 142.

         We adopted SFAS Nos. 141 and 142 during the first quarter 2002.

         In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. While the provision of this statement will affect us in 2002 because of the discontinuation of our Latin American operations. The exact extend of such effect has not been determined.

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

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate changes, primarily as a result any borrowing under our senior credit facility. No action has been taken to cover interest rate market risk, and we are not a party to any interest rate market risk management activities.

     ITEM 4.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures - Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c). as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made to them by others within those entities.

     (b) Changes in internal controls - There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.



                                     PART II

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         99.1 Certificate of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certificate of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C.,
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         Two reports on Form 8-K were filed during the quarter for which this report is filed.

             Date                           Item Reported On
--------------------------------------------------------------------------------

     September 30, 2002             Item 4. Changes In Registrant's Certifying Accountant.

     July 31, 2002                  Item 2.   Acquisition or Disposition of Assets.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. REALTEL, INC.

Dated:  November 19, 2002           By: /s/ Charles B. McNamee
        ---------------------           -------------------------------------
                                            Charles B. McNamee
                                            Chief Executive Officer

Dated:  November 19, 2002           By: /s/ Gregory P. McGraw
        ---------------------           -------------------------------------
                                            Gregory P. McGraw
                                            President, Chief Financial Officer
                                            and Chief Operating Officer

                                 CERTIFICATIONS


I, Charles B. McNamee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. RealTel, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                           /s/ Charles B. McNamee
                                           -------------------------------------
                                           Charles B. McNamee
                                           Chief Executive Officer

                                 CERTIFICATIONS


I, Gregory P. McGraw, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. RealTel, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                  /s/ Gregory P. McGraw
                                  -----------------------------------------
                                  Gregory P. McGraw
                                  President, Chief Financial Officer and
                                  Chief Operating Officer

                                  EXHIBIT INDEX


99.1 Certificate of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.