Form 10KSB
period 2002-12-31
U S REALTEL INC
filed 2003-04-07
CIK 1056064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

(COMMISSION FILE NO.) 000-30401

U.S. REALTEL, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	36-4166222

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 PIEDMONT CENTER, SUITE 100, ATLANTA, GEORGIA	30305

(Address of principal executive offices)	(Zip Code)

(404) 869-2500

(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(b)
OF THE SECURITIES EXCHANGE ACT OF 1934:

NONE

SECURITIES REGISTERED UNDER SECTION 12(g)
OF THE SECURITIES EXCHANGE ACT OF 1934:

COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $51,717,000.

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 28, 2002 was approximately $4,940,569.20, computed by reference to the closing sale price of the Common Stock of $1.55 per share on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2003, there were 5,873,395 shares of the registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

U.S. REALTEL, INC.

FISCAL YEAR 2002 FORM 10-KSB ANNUAL REPORT

PART I

SPECIAL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-KSB contains forward-looking statements regarding future events or our future financial and operational performance. Such forward-looking statements include all statements, estimates, projections, or predictions about future events such as statements regarding the markets for our services; trends in revenues, gross profits and estimated expense levels; and liquidity and anticipated cash needs and availability. Forward-looking statements often include words such as “anticipate,” “believe,” “plan,” “intend,” “estimate,” “expect,” “is intended to,” “seek” and other similar expressions. While the forward-looking statements included in this report reflect our current expectations and beliefs, we do not undertake to publicly update or revise these statements, even if experience or future changes make it clear that any projected results, whether expressed in this report or annual or quarterly reports to shareholders, press releases or company statements, will not be realized. In addition, the inclusion of any forward looking statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Reliance should not be placed on forward-looking statements because they involve known and unknown risks and uncertainties, many of which are beyond our control, which may cause the actual results, performance or achievement of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such statements. These risks and uncertainties include the business and economic risks described in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors That May Affect Future Results.” Furthermore, we also wish to caution and advise readers that forward looking statements also are based on certain assumptions and projections that may prove to be incorrect or that may not materialize.

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

     We provide telecommunications services, which we consider to be a single business segment. We have provided telecommunications services since our acquisition of Cypress Communications, Inc. (“Cypress Communications”) in February 2002. During 2001 and through the first quarter of 2002, our business also included operations in the telecommunications rights segment, all of which operations were conducted outside of the United States in Argentina and Brazil. In March 2002, the Company’s Board of Directors decided to liquidate our telecommunications rights operations in Latin America. See “Description of Business — Discontinuance of Telecommunications Rights Business.”

TELECOMMUNICATIONS SERVICES

Overview

     Through Cypress Communications, we provide comprehensive data, voice and video communications services to small and medium sized businesses located in approximately 1,000 commercial office buildings in select major metropolitan markets within the United States. We offer our customers fully-integrated, reliable and feature-rich customized communications services. Our services include high speed, fiber-optic Internet access, e-mail services, web hosting services, remote access connectivity, local and long distance voice services, feature-rich digital telephone systems, digital satellite business television, security/monitoring services, and other advanced data and voice communications services. We deliver these services over state-of-the-art broadband networks inside large and medium-sized office buildings. We believe that such businesses generally are under-served by other incumbent providers. We target large, multi-tenanted office buildings in central business districts and suburban office markets, where small and medium-sized businesses are typically located. Properties that house many tenants with heavy demand for telecom services are the most desirable properties and generate the highest revenue. As part of our business, we historically have designed, installed, owned and operated the in-building infrastructure over which we provide telecommunications services to our customers, including the actual physical connection between our customers and external network facilities. Our current operations are in the following 27 markets: Atlanta, Birmingham, Boston, Chicago, Dallas, Denver, Hartford, Houston, Indianapolis, Miami, Minneapolis, Nashville,

New Orleans, New Jersey, New York, Orlando, Philadelphia, Phoenix, Pittsburgh, Portland, Salt Lake City, San Francisco, Seattle, Southern California (Los Angeles and Orange County), Tampa and Washington, DC.

     In all of our markets we bundle voice and data services to provide “one-stop shopping” communications solutions to building tenants at competitive prices. In 51 buildings, we also provide video services as part of our comprehensive communications package. Because we currently own and operate our in-building networks, we are typically able to deploy services to a new customer within a few days of receiving an order. In addition, we are often able to provide same day service for existing customers requesting new services or features, such as increased bandwidth or additional lines.

     Our current telecommunications services include:

     Data Services. We utilize state-of-the-art in-building fiber optic networks to deliver high-speed Internet access directly to our customers in approximately 20 percent of our in-service buildings. The remaining buildings employ high speed Internet access delivered through a Digital Subscriber Line Access Multiplexor (“DSLAM”) deployed in the building over twisted pair copper infrastructure. Our Internet service provides full Internet protocol routing, symmetric upstream and downstream bandwidth, and plug-and-play installation. Our customers do not need to purchase or maintain any specialized hardware to use our internet access service. Moreover, because our service is capable of delivering up to 10/100 Mbps Ethernet connectivity, we are poised to meet our customer’s growing bandwidth needs. The key features of our Internet services are:

•	Dedicated connectivity: Our service is always on, providing instantaneous connections and the capability to receive or transmit information continuously.

•	Flexibility: We can usually increase a customer’s bandwidth speed within minutes of receiving a request.

•	Diversity: We incorporate logically and physically diverse Internet circuits in our collocation facilities in each city to protect customer Internet connections from disruption.

•	Reliability: Each of our collocation facilities is supported by backup battery power. Moreover, we monitor all of our equipment, circuits and connections from our network operations center in Atlanta, Georgia. Should an outage occur in our network, we are notified immediately.

     In addition to our standard Internet access service, we offer other enhanced data services, including:

•	E-mail, featuring IPSwitch’s™ mail server version 6.0. Our service permits customers to use any e-mail client, including Microsoft Outlook™, Outlook Express™ and Netscape Mail™; access e-mail remotely using any web browser; set instant reply messages; and forward messages to supported pagers or voice e-mail systems.

•	Webconferencing, which permits our customers to upload visuals, including Microsoft PowerPoint™ presentations, engage in online collaboration with a remote audience, record and replay audio-visual presentations, and combine superior audio conferencing technology with the reach and visual impact of the Internet.

•	Web site hosting, featuring Compaq Proliant™ Servers and Microsoft Windows NT Advanced™ Servers and Apache Servers.

•	Domain Name Registration.

•	Firewall Security Services. We offer a dedicated, cost-efficient firewall product to protect customer data and equipment.

•	Monitoring Services. We provide 24-hour monitoring of web servers, e-mail servers, and customer local area networks. We monitor customer systems every 60 seconds, 24 hours a day. If we encounter problems, we notify our customers via e-mail, pager or both.

•	NNTP Internet News Feed. We carry a network news feed that contains over 30,000 news groups..

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

     Video and Other Services. In 51 buildings, we offer our customers a comprehensive package of business television services consisting of news, business, sports and network programming. We deliver these services directly to our customers over our in-building networks using a combination of direct broadcast satellite programming and off-air local channels. Our customers can elect to receive more or less programming depending on their needs.

     We continue to investigate, test and add, where appropriate, complementary communications products and services to enhance our “one-stop shopping” strategy.

Employees

     As of March 1, 2003 we employed 343 full-time employees, all of whom were located in the United States and are employees of our wholly-owned Cypress Communications subsidiary. Despite reductions in staffing at since its acquisition by us, we believe our employee relationships are good.

Competition

     We face significant competition. Both existing competitors and numerous other companies that may seek to enter one or more aspects of our businesses may expose us to severe price competition for our services and for building access rights. Many of our competitors have significantly greater financial resources and may also be able to respond more quickly to technological developments and changes in customers’ needs.

     We face competition in providing telecommunications services from:

•	In-Building Communications Providers. Because our license agreements are generally non-exclusive, substantially all of the landlords of the buildings in which we provide services are free to grant access, sales, and marketing rights to one or more of our competitors. It is not yet clear whether it will be profitable for two or more companies to operate in-building networks within the same property. Through 2000, there were frequently more than one preferred provider in prime Class A buildings in many markets; however, business failures and the on-going weakness in the economy have eliminated most of our in-building competitors.

•	Local Telephone Companies. Incumbent local telephone companies (“ILECs”) have several competitive strengths, including established brand names and reputations, and sufficient capital resources to rapidly deploy or expand communications equipment and networks. The Telecommunications Act of 1996 (the “1996 Act”) established certain conditions before the regional Bell operating companies (“RBOCs”) are allowed to offer interLATA long distance services to customers within their local service regions, and this limitation has served to limit their ability to compete with our “one stop shopping” communications service offering. However, as of the end of 2002, the RBOCs had received FCC approval to offer in-region long distance service in some of the markets that we serve, and we expect that they will seek approval to provide this service in their remaining markets during 2003. Many competitive local telephone companies (“CLECs”), that also possess competitive advantages, market retail services and selectively construct in-building facilities within our licensed buildings. ILEC dominance, and the more limited competition presented by CLECs, diminishes our opportunity to provide competitive local exchange services and may necessitate reductions in, or shrink potential margins from, our voice operations generally.

•	Long Distance Companies. Many of the leading long distance companies, such as AT&T, Worldcom and Sprint, have the capacity to build their own in-building voice and data networks. Other national long distance carriers, such as Level 3, Qwest and Williams Communications, are building and managing high speed, fiber-based, national voice and data networks, and such companies may extend their networks by installing in-building facilities and equipment. Additionally, the regional bell operating companies are now permitted to provide long distance services in territories where they are not the dominant provider of local services. These companies may also provide long distance services in the territories where they are the dominant provider of local services if they satisfy a regulatory checklist established by the Federal Communications Commission. As regional bell operating companies are permitted to provide long distance services in territories where we operate, we could face greater price competition.

•	Internet Service Providers. Internet service providers, such as Earthlink, Prodigy, Sprint and the Uunet subsidiary of Worldcom, provide traditional and high-speed internet access to residential and business customers, generally using existing communications infrastructure.

•	Digital Subscriber Line Companies. Digital subscriber line companies and/or their internet service provider customers, such as Covad, AT&T, and various RBOC affiliates, provide high capacity internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow.

•	Cable-based Service Providers. Cable-based service providers use cable television distribution systems to provide high capacity Internet access and video services.

Sales and Marketing

     We market our telecommunications services directly to the tenants in our licensed buildings. Our typical license agreement enables us to display and disseminate our marketing materials in the leasing office and other locations within a building. Many of our agreements also require building owners, along with management and leasing representatives to advise tenants of the availability of our services and notify us as new tenants enter the building. In addition to these rights, we use landlord, property manager, and tenant testimonials and references as marketing tools. We currently provide data and/or voice communications services to many of the landlords and property managers within our licensed buildings, due in part to the requirement under some of our license agreements that we provide free basic Internet access to such parties.

     Our sales approach is highly consultative. In our initial sales meetings, we work closely with prospective customers to assess their particular communications needs. We then present potential customers with customized proposals which are often less expensive, more comprehensive, and easier to administer than their current communications solutions.

Real Estate Selection and Marketing

     Overall, as of December 31, 2002 we had license agreements giving us the right to operate our networks in more than 1,000 buildings, representing more than 400 million rentable square feet of office space in the United States.

     Under the terms of our license agreements, we pay property owners a fixed rental fee and/or a percentage of the revenue we receive from providing communications services to the tenants in a building. Generally, our license agreements are non-exclusive, which means that our landlords may permit competitors to install additional in-building networks in our licensed buildings.

Suppliers

     We connect our in-building networks to local, long distance, and Internet service providers in order to serve our customers. In most of our markets, we connect our networks to, and lease facilities from, CLECs and local telephone companies.

     We purchase long-distance transmission capacity from several long-distance carriers, such as Worldcom, XO Communications and AT&T. Under some of these agreements, we are required to undertake material minimum revenue and/or volume commitments. For a description of our aggregate commitments see Note 9(c) to the Notes to our Consolidated Financial Statements.

     To provide Internet services to our customers, we purchase intralata data transmission connectivity between our licensed buildings and local points of presence from CLECs including WorldCom, XO Communications, Time Warner Telecom and local exchange carriers. We obtain our local points of presence from colocation service providers, such as C3 Communications, IX2, Semaphore and Switch & Data. We use broadband service providers, such as Worldcom, XO Communications, Level 3 and Sprint, to procure connectivity between our colocation facilities and the Internet backbone.

     Our in-building networks contain equipment such as data switches and routers, voice switches, and other communications and video equipment that we purchase from Nortel Networks, Cisco Systems, Viadux and other manufacturers. As of March 1, 2003, we do not have minimum purchase commitments with any of our manufacturers. There are alternative vendors available to us for all the types of equipment that we purchase.

Regulation

     Overview. Our telecommunications services are subject to regulation at the federal, state and local levels. The regulations that govern communications infrastructure, transport, and sale are expansive and, often, subject to multiple interpretations. Many regulations do not specifically address our precise operations and services. On the other hand, many regulations that apply to our operations are susceptible to change or cancellation as a result of ongoing administrative proceedings, litigation, and new legislation. The outcome of such regulatory matters, as well as any other regulatory initiatives, cannot be predicted. Future regulatory changes could have a material positive or adverse affect on our business and operations.

     Local Voice Telephone Service. Cypress Communications Operating Company, Inc. (“Cypress Operating Company”), a wholly owned subsidiary of Cypress Communications, is authorized to provide local exchange service as a CLEC in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Minnesota, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Texas, Utah, Washington, and the District of Columbia. Another subsidiary, Cypress Communications Holding Company of Virginia, Inc. (“Cypress Virginia”), is authorized to provide local exchange service in Virginia. As a CLEC, Cypress Operating Company has the authority to resell other carriers’ local voice services, and where it obtains such services from ILECs, the tariff rates under which we obtain services may be subject to change as the result of regulatory proceedings over which we have no control. Depending on state regulations, Cypress Operating Company may also construct its own facilities or purchase network elements from ILECs in order to provide telecommunications services. To provide local voice services as a CLEC, Cypress Operating Company obtains interconnection services from an ILEC under the ILEC’s existing tariff or by separate interconnection agreement. At this time, Cypress Operating Company does not have interconnection agreements with any ILECs, but plans to enter into such agreements with respect to some or all of our markets. Tariff rates, terms, and conditions are available to Cypress Operating Company only to the extent that Cypress Operating Company is authorized to operate as a CLEC in the state where interconnection is established.

     Regulations promulgated by the FCC under the 1996 Act require ILECs to provide interconnection, including access to unbundled network elements and retail services, at wholesale rates to CLEC competitors. The FCC has revised its interconnection regulations several times since 1996, and many of the FCC’s decisions have been subject to court appeals. In addition, over the past two years the FCC has undertaken a comprehensive review of its rules regarding provision of unbundled network elements and other interconnection obligations of the ILECs. A recently announced decision of the FCC which has not yet been released reportedly will preserve CLEC access to unbundled network elements for the provision of most existing voice and data services but will eliminate the existing line-sharing requirements that had required ILECs to allow competitive data services providers to offer services over a local loop that is also being used by the ILEC for the provision of voice services. The order may also allow ILECs to seek increases in their tariff rates for some services. Because the FCC has not yet released its order or any changes to its underlying rules, the Company has not been able to fully assess what impact, if any, such order will have on the Company’s future telecommunications plans and operations. The uncertainty from this and other pending judicial and regulatory proceedings also makes it difficult to predict whether we will be able to rely on existing interconnection rights and obligations or have the ability to negotiate acceptable interconnection agreements in the future. However, since the Company has only recently obtained CLEC authority and therefore has not depended upon such interconnection services to date, the pending FCC ruling is not expected to have any material adverse impact on our current cost structure. Accordingly, we believe that we are in a better position than many of our CLEC competitors to be able to design our future business plan in order to address the FCC’s decision and any other pending judicial and regulatory proceedings.

     CLECs are typically subject to a higher degree of state regulation than Share & Tenant Services (“STS”) providers. Most states require that CLECs receive approval from the state’s public service commission. CLECs are generally required to file tariffs setting forth the terms, conditions and prices for voice services. In addition, under federal law, including the 1996 Act, CLECs are subject to additional obligations, including requirements to interconnect with other carriers, to provide other carriers access to their networks, to comply with number portability and dialing parity obligations, and to make the terms of their agreements available to other carriers on a non-discriminatory basis. On the other hand, CLECs have the right, among other things, to obtain interconnection with ILECs, to receive reciprocal compensation for terminating the calls of other local carriers and access charges for originating and terminating long distance calls for other long distance providers, and to purchase unbundled network elements and wholesale services of the ILEC’s network at prices not available to STS providers and other ILEC customers.

     As a CLEC, we are required to comply with a variety of state laws and regulations concerning billing format, notices to customers, restrictions on disconnection for non-payment and other causes, filing of tariffs and reports, and payment of taxes, fees, and surcharges, including the federally-mandated universal service fund contribution. Compliance with these legal requirements increases the cost of our operations. In addition, complaints by customers or by state regulatory agencies alleging violations of any of these requirements could cause us to incur substantial legal and administrative expenses and could adversely affect our business, even if the allegations are not ultimately proven.

     If we construct facilities that cross public rights-of-way, for example to connect customers in two or more buildings, or to connect to the facilities of an ILEC, we may also be subject to local government land use and franchise regulations. If local governments impose conditions on granting permits or other authorizations or if they fail to grant such permits or other authorizations in a timely manner, such requirements or delays could negatively impact our ability to expand our network on a timely basis and adversely affect our business.

     Long Distance Voice Services. While the law on this issue is unclear, we believe that we are not required to file tariffs with, or seek authorization from, the Federal Communications Commission (FCC) in order to provide interstate and international long distance services, provided that we adhere to certain basic rules and regulations regarding such services that are promulgated by the FCC, including the payment of certain regulatory fees. In some states, we must obtain authorization to provide intrastate long distance voice services. Cypress Operating Company is currently authorized to provide intrastate long distance services in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington, and Wisconsin. Cypress Virginia is authorized to provide intrastate long distance services in Virginia. We have an application pending to provide intrastate long distance services in Indiana.

     Data Services. Our Internet and data services generally are not subject to federal, state or local regulation. Congress and some state legislatures have considered imposing taxes and other burdens on Internet service providers and regulating content provided over the Internet. In addition, we may be affected by certain statutes, regulations, and court cases that assess liability against Internet service providers and other on-line service providers for providing information or content across their services or equipment that violates copyright, indecency, obscenity or other laws, or is defamatory, fraudulent or tortious in nature. In addition, the FCC is now considering a proposal to impose obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs. Future regulation may have a negative impact on our ability to offer Internet services at competitive and profitable rates.

     Video and Other Services. Our video services are regulated to a far lesser extent than the video services of traditional cable operators, which receive franchises from the municipalities they serve and typically construct facilities across public rights of way. For example, our video programming rates are not regulated and we are not subject to “must carry” obligations, which require cable license franchisees to provide certain programming to customers. We are subject to some technical requirements with regard to our provision of video services, such as requirements that our facilities not cause harmful interference with certain other communications systems.

     Recent rulings of the FCC may impact our video services. For example, the FCC has ruled that owners of multiple unit premises generally should not forbid their tenants from installing some communication devices, such as satellite dishes, on the tenant’s balconies and other areas controlled by the tenant.

     We do not hold any cellular or similar types of licenses. To the extent that we provide cellular or paging services, we rent or sell pagers and wireless phones and resell the services of third party wireless providers. Consequently, while we do pay some regulatory fees, we generally are not subject to federal regulation with respect to these services.

     911 and Enhanced 911. The FCC requires certain communications providers to establish 911 service, i.e., three digit dialing access to public safety call centers for emergency services. Enhanced 911 or E911 service permits the public safety call center to identify a caller’s telephone number and calling location for the dispatch of emergency personnel. 911 and E911 services are regulated at the federal, state, and local level. Some states have enacted, or are likely to enact, legislation that will impose a penalty or surcharge on service providers whose telecommunications equipment does not meet or exceed the E911 requirements for the applicable jurisdiction. We currently offer, or are preparing to offer, 911 or E911 services in locations where the service is technically feasible; however, our ability to provide emergency service may be impeded by failed systems, systems that are not properly configured, systems that are not updated to reflect changes in technology or public networks, and certain other potential technical problems. We may incur penalties, surcharges, damages or other liabilities if, and to the extent that, we cannot provide 911 or E911 service.

Intellectual Property

     We regard certain aspects of our products, services, and technology as proprietary; however, because we are not currently prosecuting any patent, trademark or copyright applications before the United States’ Patent and Trademark or Copyright Offices, it may be possible for third parties to copy or use some of our intellectual property without authorization. Notwithstanding the foregoing, we regularly execute confidentiality, non-disclosure, and non-competition agreements with our carriers, vendors, employees and representatives, in addition to other precautions, to protect our intellectual property.

DISCONTINUANCE OF TELECOMMUNICATIONS RIGHTS BUSINESS

     Overview

     In our former telecommunications rights operations, we provided site access and usage rights, which we call “telecommunications rights,” to telecommunications companies in Latin America. We obtained telecommunications rights from property owners under long-term, “master lease” agreements. Under the master leases, we received the rights to install communications infrastructure in a property and/or to provide communications services to the property’s tenants. In exchange, we paid the property owner a percentage of the revenues that we received from subleasing the telecommunications rights to telecommunications companies. We conducted these operations only in Argentina and Brazil.

     Prior to the discontinuance of our telecommunications rights operations, operating costs associated with our efforts to develop our current markets in Argentina and Brazil, an unstable and declining economy in our principal market, Argentina, and the lack of revenues from our second market, Brazil, negatively affected our cash position. We liquidated our telecommunications rights operations to help us preserve existing capital and to allow us to dedicate our resources to our telecommunications services business in the United States. While we expect to incur various costs in connection with the liquidation of such operations, which will include legal and other professional fees, we do not believe such costs will be material. We believe such costs will be offset by the benefits associated with reduced expenditures for such operations and the ability to redeploy our assets in our telecommunications services business. Discontinuation of our Latin American operations has also eliminated the risks associated with international operations, which includes substantial foreign currency exchange risk, which risk resulted in currency translations losses in 2001 and currency translation losses during the first quarter of 2002.

HISTORY

     We were organized in January 1997 under the name “AGILE, LLC,” and we incorporated in the State of Illinois under the name “U.S. RealTel, Inc.” in August 1997. In November 1997, we merged with and into Admiral Two Capital Corporation, and the surviving company’s name was changed to “U.S. RealTel, Inc.” On May 8, 2000, we reincorporated in the State of Delaware. We established operations in Buenos Aires, Argentina in December 1998 and in Sao Paolo, Brazil in February 2000. We conducted our Latin American operations in Argentina through RealTel de Argentina, S.A., a majority owned Argentine corporation, and in Brazil through RealTel do Brasil, S.A., a majority owned Brazilian corporation. Both Latin-American operations have been liquidated.

     In December 2000, we completed the sale of what were then substantially all of our North American assets and operations (“old North American operations”), including our proprietary database of site information, to Apex Site Management, Inc., a subsidiary of SpectraSite Holdings, Inc. In connection with the sale, we agreed not to compete for two years with SpectraSite in the United States, Canada, Mexico and Western Europe in the provision of wholesale riser operations. Prior to the sale of our old North American operations in December 2000, we created a proprietary database containing geographic and other pertinent site information to aid telecommunications service providers in selecting properties. Among other things, this database contained site information relating to our former properties in North America. As part of the sale of our old North American operations, we sold this database to Apex and Apex granted us a license to use the database for our operations. We maintain information about each property in the database, including location, ownership, property type, building specifics and telecommunications usage, which we can configure in multiple forms in order to create targeted marketing material, maintain inventory control and facilitate reporting and forecasting. The database contains telecom market information to assist marketing personnel in forecasting their customers’ deployment needs.

     In February 2002, we completed the acquisition of Cypress Communications, a U.S. based operation that provides a full range of telecommunications services to businesses in multi-tenant office buildings located in selected major metropolitan markets within the United States. The acquisition of Cypress Communications was completed through a tender offer for outstanding Cypress Communications common stock and a short form merger of a new wholly-owned acquisition subsidiary of U.S. RealTel into Cypress Communications. Through the acquisition we acquired 100% of Cypress Communications’ assets, including cash and its telecommunications services infrastructure, and succeeded to all of the liabilities of Cypress Communications, including operating lease commitments, primarily related to former office space, and license agreements with property owners and/or operators of several office buildings.

     Cypress Communications was formed as a limited liability company under the laws of Georgia on August 16, 1995, under the name Cypress Communications, L.L.C and, on July 15, 1997, completed a reorganization in which the operations of the predecessor company were merged into Cypress Communications, Inc. (“Cypress Communications”), a Delaware corporation. In December 1998, Cypress Communications acquired certain of the assets and business of MTS Communications Company, Inc., a provider of building-centric communications services in Los Angeles, California. In April 2000, Cypress Communications acquired all of the outstanding common stock of SiteConnect, Inc., a Seattle-based in-building communications service provider, in exchange for an aggregate of 635,654 shares of its common stock. In September 2000, Cypress Communications and a joint venture partner formed Cypress Canada Communications Inc. (“Cypress Canada”) to provide in-building communications services in Canada. In January 2001, the parties agreed to redeem the joint venture partner’s interest in the subsidiary, having decided to cease retail operations in Canada.

     In July 2002, through Cypress Communications, we completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. (ABN/STS). The acquired assets included all customer contracts, in-building networks and the associated building access rights, as well as the necessary employees to support these assets. The acquisition of ABN/STS has allowed the Company to extend its telecommunications services operations to over 5,700 small and medium sized business customers in 25 major metropolitan U.S. markets. Cypress Communications paid $29 million in cash at closing to the sellers, assumed various commitments arising out of the operation of the business after the closing, assumed accrued but unpaid liabilities incurred by the sellers in the operation of the business prior to the closing in an amount up to a maximum of $2 million, assumed vehicle lease obligations of approximately $284,000, and paid expenses incurred in connection with the acquisition of approximately $899,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of ABN/STS have been included since the date of acquisition in the accompanying statements of operations.

ITEM 2. DESCRIPTION OF PROPERTY

LOCATION	CITY	GENERAL CHARACTER	SQUARE FEET	ANNUAL RENT	LEASE EXPIRATION

Piedmont Center	Atlanta, GA	Principal Executive Office, Cypress Headquarters	35,245	$982,424	2005-2007
33 N. LaSalle Street	Chicago, IL	General Office	14,283	$381,561	April 30, 2006
160 Federal Street	Boston, MA	General Office	7,292	$328,140	June 30, 2005
1555 Oakbrook Parkway	Norcross, GA	General Office/Warehouse	36,503	$293,451	January 1,2007
1525 Wilson Blvd	Arlington, VA	General Office	10,175	$303,927	July 31, 2007
1900 Avenue of the Stars	Los Angeles, CA	General Office	7,065	$229,754	July 31, 2007
1650 Market Street	Philadelphia, PE	General Office	8,418	$231,678	December 31, 2004
4851 LBJ Freeway	Dallas, TX	General Office	7,742	$188,808	September 30, 2005
222 W Colinas Boulevard	Dallas, TX	General Office	7,928	$208,110	December 31, 2007
1600 Broadway	Denver, CO	General Office	8,974	$157,045	July 31, 2007
One Riverway	Houston, TX	General Office	5,188	$116,730	August 20, 2005

     The Company has subleased all or part of the above offices with the exception of the properties located at Piedmont Center, 160 Federal Street, 1555 Oakbrook Parkway, 1650 Market Street, and 222 W. Los Colinas Boulevard.

     We lease space in 38 additional commercial properties in the United States for general office purposes, network facilities, storage and warehouses, in each instance under leases that do not contain material financial obligations.

     In March 2002, we decided to relocate our executive offices from Fort Lauderdale, Florida to Atlanta, Georgia following our acquisition of Cypress Communications. During 2002, we terminated our month-to-month leases in Fort Lauderdale and Buenos Aires Argentina. We also are currently exploring opportunities to terminate, assign or sublease certain of our other lease obligations in conjunction with ongoing reductions in workforce and retail operations, and as part of our continuing effort to cut costs, refine core business practices, streamline operations, increase productivity, and achieve positive cash flow. We may incur material one-time expenses associated with these activities, including lease termination fees, sublease or assignment fees, brokerage commissions, and tenant improvement costs.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 2002 to a vote of the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq OTC Bulletin Board (“OTCBB”) under the symbol “USRT.” The following table sets forth, for the periods indicated, the high and low bid quotations for the common stock, as reflected on the OTCBB. The following quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW

2002
Fourth Quarter	$3.00	$1.50
Third Quarter	2.15	1.30
Second Quarter	1.95	0.86
First Quarter	1.50	0.65
2001
Fourth Quarter	$2.00	$0.45
Third Quarter	2.50	1.25
Second Quarter	1.63	1.50
First Quarter	2.13	1.50

     As of March 1, 2003, there were 132 holders of record of our common stock. We believe that there are in excess of 350 beneficial owners of our common stock.

     To date, we have not declared or paid any dividends on our common stock. The payment of dividends, if any, is within the discretion of our board of directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain future earnings, if any, for use in our business operations.

Equity Compensation Plan Information

	(a)	(b)	(c)

Number of
securities
remaining
available for
	Number of		future
	securities to		issuance
	be issued		under equity
	upon		compensation
	exercise of	Weighted-average	plans
	outstanding	exercise price of	(excluding
	options,	outstanding	securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved by security holders	3,769,888	2.48	430,112

	(a)	(b)	(c)

Number of
securities
remaining
available for
	Number of		future
	securities to		issuance
	be issued		under equity
	upon		compensation
	exercise of	Weighted-average	plans
	outstanding	exercise price of	(excluding
	options,	outstanding	securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans not approved by security holders	12,295,976	1.70	—
Total

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth under “Risk Factors That May Affect Future Results,” below and elsewhere in this report. The following discussion also should be read in conjunction with the information set forth in our consolidated financial statements and notes thereto included in “Item 7. Financial Statements” of this Annual Report on Form 10-KSB.

Overview

     Beginning in February 2002 with our acquisition of Cypress Communications, Inc. (“Cypress Communications”), we have provided comprehensive data, voice, and video communications services, referred to as “telecommunications services”, to businesses located in approximately 1,000 commercial office buildings in selected major metropolitan markets within the United States. Also, during the fiscal year ended December 31, 2002, we provided, or sought to provide, site access and usage rights, which are referred to as “telecommunications rights,” to telecommunications companies in Latin America through our 71%-owned Argentinean subsidiary and our 89%-owned Brazilian subsidiary. Our telecommunications rights operations are currently in process of liquidation and have been accounted for as discontinued operations. In July 2002, through Cypress Communications, we completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (“ABN/STS”). The acquisition of ABN/STS has allowed us to extend our telecommunication services operations to over 5,700 small and medium sized business customers in 25 major metropolitan U.S. markets.

     Except for a net gain of approximately $15.5 million on the sale of our old North American telecommunications rights operations in December 2000 and an extraordinary gain of approximately $7.9 million on the acquisition of Cypress Communications, under purchase accounting, we have incurred significant operating losses and experienced negative cash flows from operations since inception. Moreover, we expect to continue to incur costs as part of our efforts to achieve profitability. Net loss for the fiscal year ended December 31, 2002 was approximately $1.7 million compared with net loss of approximately $8.2 million for the fiscal year ended December 31, 2001. As of December 31, 2002, we had cash and cash equivalents of approximately $8.3 million.

     The Consolidated Statements of Operations for the for the fiscal year ended December 31, 2002 include operations of Cypress Communications from February 1, 2002, the date of its acquisition for accounting purposes.

Critical Accounting Policies

     The SEC recently issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

     We have identified the following as accounting policies critical to us:

REVENUE RECOGNITION

     Monthly recurring charges for local access, long-distance, equipment rental, Internet access, digital satellite business television, voicemail, inbound 800, and other enhanced voice and data services, are recognized as services provided. Deferred income represents monthly recurring charges received in advance. At December 31, 2002, approximately $476,000 of deferred income is recorded in deferred revenues in the accompanying balance sheet.

     Nonrecurring charges include installations and moves, adds, and changes. Installation fees represent the initial cost charged by Cypress Communications for installing voice phone lines, data lines, and business television in the tenant’s premises. Move, add, and change (“MAC”) charges are for the Company’s labor and materials related to moving, adding, or changing a customer’s services. Installation and MAC charges are recognized when the services are provided as they represent separate earnings process. All related up front costs have been expensed as incurred.

STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), became effective in 1997. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on the fair value of such awards at the date of grant. As permitted by SFAS No. 123, the Company has and will retain its prior accounting policy under APB Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price.

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

     We have a history of losses, which have generated sizeable net operating loss carryforwards for both state and Federal tax purposes. We are required under accounting principles generally accepted in the United States of America to record a valuation allowance offsetting our deferred tax asset associated with these net operating loss carry forwards if we are not able to demonstrate that it is more likely than not that we will generate sufficient taxable income in future years to allow us to utilize some or all of the net operating loss carryforwards. Our history of losses precludes us, at this time, from recognizing any of our tax loss carryforwards. When we are able to demonstrate through subsequent profitable operations that it is more likely than not that we will have taxable income, we would then reverse the valuation allowance and reflect the full value of our deferred tax asset at that time.

U.S. REALTEL YEAR (SUCCESSOR) ENDED DECEMBER 31, 2002 COMPARED TO CYPRESS COMMUNICATIONS (PREDECESSOR) YEAR ENDED DECEMBER 31, 2001

     REVENUES. For the year ended December 31, 2002, revenues from our telecommunications services business represented substantially all of our consolidated revenues. Revenues from this business increased to approximately $51.7 million for the year ended December 31, 2002 from approximately $18.7 million for the year ended December 31, 2001. The increase in revenues resulted from management fees related to the customer base we acquired in July 2002 from Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (“ABN/STS”).

     REVENUES-NET. Revenues-net (after direct costs) increased to approximately $23 million for the year ended December 31, 2002 from a loss of approximately $5.9 million for the year ended December 31, 2001. Margins increased to approximately 44.5 % in 2002 from approximately (31.4%) in 2001, due to the increased revenue volumes acquired in July 2002, and reduced network costs.

     OPERATING EXPENSES. Operating expenses decreased to approximately $29.8 million for the year ended December 31, 2002 from approximately $249.6 million for the year ended December 31, 2001. The decrease in operating expenses occurred due to the fact that there were no write downs of assets in 2002 as had occurred in 2001, net of the effect of additional expenses related to the operation of assets acquired from ABN/STS. Sales and marketing expenses decreased to approximately $4.0 million for the year ended December 31, 2002 from approximately $10.7 million for the year ended December 31, 2001 due to employment of substantially fewer employees in sales and marketing roles and tighter cost controls during the year 2002. General and administrative expenses decreased to approximately $25.8 million for the year ended December 31, 2002 from approximately $57.3 million for the year ended December 31, 2001. General and administrative expenses for the year ended December 31, 2001 included depreciation and amortization expense of approximately $27.0 million. Depreciation and amortization expense for the year ended December 31, 2002 was approximately $1.5 million. This decrease was due to the write down of all of Cypress Communications’ long-term assets in the aggregate amount of $27.2 million resulting from the application of the purchase method of accounting on the Cypress Communications acquisition net of the increase due to the assets acquired from ABN/STS. Restructuring and other charges were approximately $181.5 million for the year ended December 31, 2001.

     OTHER INCOME AND (EXPENSE). Other expense was approximately $4.9 million during year ended December 31, 2002, as compared with other income of $2.6 million for the year ended December 31, 2001. Other income for the year ended December 31, 2001 represented interest revenue from excess cash invested by Cypress Communications. Interest expense for the year ended December 31, 2002 consisted primarily of approximately $1.6 million in interest and finance charges incurred by U.S. RealTel in connection with the acquisition of Cypress Communications, and $3.3 in interest and finance charges incurred by Cypress Communications in connection with the acquisition of certain assets of ABN/STS.

     DISCONTINUED OPERATIONS. Net results from our Latin American operations are included under loss from discontinued operations. Income from discontinued operations was $2.0 million for the year ended December 31, 2002. The income resulted from the recognition of currency exchange gains due to the devaluation of the Argentinean peso after the Argentinean currency crashed in January 2002 and the liquidation of our Latin-American operations in March 2002.

     EXTRAORDINARY GAIN. The year ended December 31, 2002 includes an extraordinary gain of approximately $7.9 million, which resulted after the elimination of all long-term assets of Cypress Communications in an aggregate amount of approximately $27.2 million (Note 4 to Consolidated Financial Statements).

     INCOME TAXES. For the year ended December 31, 2002 and 2001, no income tax benefit of the Company’s consolidated net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

     NET LOSS. Our net loss for the year ended December 31, 2002 was approximately $1.7 million ($.29 per basic and diluted common share). For the year ended December 31, 2001, the net loss was approximately $252.9 millions. The decrease in net loss resulted from the implementation of the strategy and cost containment plan of Cypress Communications and the ABN/STS acquisition, as discussed above, net of the effect of reduced interest income, increased finance charges, and an extraordinary gain of approximately $7.9 million.

LIQUIDITY AND CAPITAL RESOURCES — U.S. REALTEL (SUCCESSOR) COMPARED TO CYPRESS COMMUNICATIONS (PREDECESSOR) YEARS ENDED DECEMBER 31, 2002 and 2001, RESPECTIVELY

     Beginning in the first quarter of 2002, the Company initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) completing the acquisition of Cypress Communications and making certain adjustments to Cypress Communications’ staffing levels and cost structure, (ii) liquidation of the operations in Argentina and Brazil, (iii) completing the purchase of certain assets of Intermedia Advanced Building Networks and the shared tenant telecommunications services business of WorldCom, Inc., and (iv) raising $28 million in connection with such asset acquisition.

     Our cash position has increased during 2002 and we believe that it should stabilize during 2003 due to the actions initiated in the first quarter of 2002 as referred to in the prior paragraph. The Company cannot, however, give any assurance that it will be able to operate on a profitable basis. Likewise, no assurance can be given that we can achieve sufficient profitability to support the debt service for the new debt raised in connection with our acquisition of certain assets from Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (ABN/STS). Moreover, the terms of the indebtedness we incurred in connection with the acquisition of certain assets of ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness. Accordingly, there can be no assurance that our business plan will be achieved or that we will ever become profitable. Also, the Company cannot give any assurance that the costs of liquidating the Company’s former Latin American operations, will continue to be immaterial (as the Company currently projects).

     Net cash provided by our operations was approximately $7.2 million for the year ended December 31, 2002 versus cash used in operations of approximately $50.4 million for the year ended December 31, 2001. The increase in net cash provided by operating activities in 2002 was primarily due to reduced operating expenses, combined with the net benefits resulting from the assets we acquired in July 2002 from ABN/STS.

     Cash used by investing activities was approximately $17.6 million for the year ended December 31, 2002, as compared with cash provided of approximately $36.4 million for the year ended December 31, 2001. Cash used in 2002 was for the acquisition of Cypress Communications and certain assets from ABN/STS, net of approximately $32 million in cash acquired on the Cypress Communications acquisition. Cash provided in 2001 was primarily from the sale of short-term investments and sale of property and equipment, net of capital expenditures.

     Our primary sources of liquidity have been proceeds from the issuance of common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000, and cash acquired though the acquisition of Cypress Communications. Cash provided from financing activities was approximately $17.7 million for the year ended December 31, 2002, as compared to cash used of approximately $2.8 million for the year ended December 31, 2001. Cash used during the year ended December 31, 2002 was to repay a bridge loan in the amount of approximately $16.4 million, in connection to the Cypress Communications acquisition, to repay a credit line in the amount of approximately $8 million, in connection to the ABN/STS acquisition, to pay for capital lease obligations of Cypress Communications, and for the acquisition of treasury stock, net of the effect of financing raised of approximately $16.4 million in connection with the Cypress Communications acquisition and approximately $26 million in connection with the ABN/STS acquisition (Notes 4 to Consolidated Financial Statements). Cash used during the year ended December 31, 2001 was to return an investment to Cypress Communications’ partner in its Canadian subsidiary of approximately $2.3 million and to pay capital lease obligations of approximately $451,000.

     As of December 31, 2002, we had cash and cash equivalents of approximately $8.2 million. Our business has some seasonality primarily attributable to usage charges for voice services, which generally decline during holiday periods such as Thanksgiving, Christmas, and New Years; however, the effects of such seasonality have not had, and are not expected to have, a material impact on liquidity. Cash generated from operations, along with the availability under our line of credit should be sufficient to cover operations of the following year.

     Despite our efforts and those of our advisors, to date, we have not been able to obtain sufficient historical data to provide the necessary audited financial statements of ABN/STS pursuant to the Item 310 of Regulation S-B. A number of factors have led to the inability of the Company to obtain the necessary financial information related to the ABN/STS assets acquired, including, but not limited to, (i) the bankruptcy filing by WorldCom, Inc. following the acquisition of the assets, (ii) the resignation of Arthur Andersen as the auditors for WorldCom, Inc., and (iii) the fact that the assets acquired were spread among various divisions and entities all under the control of WorldCom, Inc. The Company’s inability to provide the necessary financial statements pursuant to the Item 310 of Regulation S-B may have an adverse impact on the Company’s future ability to raise capital, especially to the extent such capital raising activity would require the filing of a registration statement with the SEC, until two years of financial information with respect to the acquired assets have been included in the Company’s audited financial statements.

Contractual Obligations and commitments

The following table contains information relating to US RealTel, Inc. contractual obligations and commitments for the five years subsequent to December 31, 2002 and thereafter. The amounts represent the maximum future contractual obligations (some of which may be settled by delivering equity securities) and are reported without giving effect to any related discounts, premiums and other adjustments necessary to comply with accounting principles generally accepted in the U.S. In addition, US RealTel has unused line of credit outstanding totaling $10 million at December 31, 2002.

	Payments Due by Period

		Less than 1		4-5	After 5
	Total	Year	1-3 Years	Years	Years

Debt	16,124,000	—	8,000,000	—	8,124,000
Capital Leases	704,000	655,000	49,000	—	—
Operating Leases	7,219,000	2,306,000	2,982,000	1,192,000	739,000
Obligations under license
agreements	9,565,000	2,353,000	3,606,000	1,654,000	1,952,000
Obligations under communications
service agreements	39,166,000	17,147,000	22,019,000	—	—

Total contractual cash obligations	72,778,000	22,461,000	36,656,000	2,846,000	10,815,000

U.S. REALTEL (SUCCESSOR) YEAR ENDED DECEMBER 31, 2001

     OPERATING EXPENSES. Operating expenses were $2,689,000 for the year ended December 31, 2001. In 2001, sales and marketing was approximately $78,000, which reflects reduced activities associated to our operations in Latin America. General and administrative expenses were approximately $2,611,000, which included approximately $1,948,000 in professional and investment banking fees, primarily reflecting an increase due to the legal expenses related to our expansion in Latin America and additional consulting fees related to support services related to our operations in Argentina.

     OTHER INCOME AND EXPENSE. Interest income was approximately $266,000 during the year ended December 31, 2001, earned from the short-term investment of cash surplus, which resulted from the sale of our old North American operations in December 2000. Interest expense and financing costs for the year ended December 31, 2001 were approximately $1,000.

     INCOME TAXES. For the year ended December 31, 2001, no income tax benefit of our losses was recognized because of the uncertainty in realizing the benefit of our net operating losses.

     DISCONTINUED OPERATIONS. Net results from our Latin American operations are included under loss from discontinued operations. Net loss from our discontinued operations was $5.8 million for the year ended December 31, 2001. The net loss for 2001 includes primarily gross revenues of our Argentine operations of approximately $253,000, reflecting an increment on sites leased or contracted during the year. Our Brazilian operations have had no revenues during 2001. Also the net loss from discontinued operations includes the impairment of intangible assets of $750,000 for the write-off the Goodwill and a non-compete agreement in Argentina and a loss in currency exchange adjustments for approximately $2,145,000 due to fluctuations on the Brazilian currency (Real) and the Argentinean peso.

     NET INCOME (LOSS). Our net loss for the year ended December 31, 2001 was approximately $8,236,000 ($1.32 per basic and diluted common share).

     LIQUIDITY AND CAPITAL RESOURCES — U.S. REALTEL (SUCCESSOR) YEAR ENDED DECEMBER 31, 2001

     As of December 31, 2001, we were in the development stage, however, with the acquisition of Cypress Communications in February 2002 the Company exited the development stage. We have a substantial ongoing investment in business development efforts and expenditures to build the appropriate infrastructure to support our future business. Historically, we have been substantially dependent on private placements of our equity securities and debt financing to fund our cash requirements. During 2001, we used the majority of the proceeds from the sale of our old North American operations to develop and expand our international operations.

     Ongoing operating costs associated with our efforts to develop our current markets in Argentina and Brazil, our corporate burn rate, which included existing commitments entered into prior to the sale of the old North American operations, coupled with a declining economy in Argentina, all negatively affected our cash position during 2001. As of December 31, 2001, we had cash and cash equivalents of approximately $2 million.

     Net cash used in our continuing operations and discontinued operations was approximately $5,671,000 for the year ended December 31, 2001.

     Cash used in investing activities was approximately $744,000 for the year ended December 31, 2001. Cash used in 2001 was primarily for the purchase of a 20% minority stockholder in the Argentinean subsidiary. The Company paid $600,000 in cash and issued a note payable for $300,000 upon the execution of the agreement. After the transaction, the Company’s ownership percentage increased to 71%. Cash used in 2001 also included investment in Cypress Communications, Inc. for approximately $82,000. Additionally the Company had capital expenditures of $62,000.

     Our primary sources of liquidity have been through the issuance of common stock and borrowings through convertible debentures, as well as proceeds from the sale of our old North American operations in December 2000. Cash used in financing activities was approximately $1 million for the year ended December 31, 2001. Cash used during 2001 was $800,000 to pay for the acquisition of treasury stock, $35,000 for the repayment of advances from shareholders, $150,000 for the repayment of notes payable and $50,000 for the payment for the release of warrants issued under a now discontinued customer-offering program.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Among other things, this Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this Statement related to the rescission of Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. We do not expect the adoption of SFAS 145 will have a significant impact on our consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The Company does not believe the adoption of FIN 45 will have a material impact on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-

based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

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

     In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-KSB, our annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise. See “Special Cautionary Statement Regarding Forward-Looking Statements.”

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT SUCCEED

     We have not validated our business model and strategy. We believe that the combination of our unproven business model and the highly competitive and fast-changing telecommunications market in which we compete makes it impossible to predict the extent to which our business model will achieve market acceptance or our overall success.

     To be successful, we must develop, market, and implement the various components of our business strategy at widely accepted prices that cover our operating expenses. We may never be able to achieve favorable operating results, profitability or generate revenues sufficient to cover our capital and operating costs. As a result of these potential issues, there is a risk that our business will fail. In addition, there is no assurance that our growth strategies, including the acquisition of complementary businesses can be implemented or will be successful.

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

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH, WHICH COULD HARM OUR BUSINESS

     If we are successful in implementing the acquisition component of our business plan, our operations may expand rapidly. Rapid or large-scale expansion could place a significant strain on our management, financial, and other resources. Our ability to manage future growth, if it occurs, will depend on, among other things, our ability to: (1) control expenses related to our business plan, including with respect to our existing and acquired operations; (2) maintain responsive customer service; (3) improve existing, and implement new billing and collections, operational support, and administrative systems; and (4) expand, train, and manage our employee base, in particular qualified sales, technical, and managerial personnel. The failure to manage our growth effectively would impair our business and operational performance. We may not be able to maintain the quality of our operations, control or reduce our costs, or expand our internal management, technical, information, and accounting systems in order to support our desired growth. The failure to accomplish any of the foregoing, including, in particular, the failure to control or reduce our costs would have an adverse effect on our results of operations, financial condition and profitability.

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

THE SECTOR IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     The numerous companies that may seek to enter our markets may expose us to greater price competition for our services. Competition could also result in a diminution of our net revenue margins.

ALTERNATIVE TECHNOLOGIES POSE COMPETITIVE THREATS

     The communications industry is subject to rapid and significant technological change, such as continuing developments in digital subscriber line technology and alternative technologies for providing high-speed data communications. In addition to fiber-optic technology, there are other technologies, such as DSL and wireless technology that provide more capacity and speed than traditional copper wire transmission technology. Our success in improving and expanding our operations and services will depend on our ability to anticipate or adapt to new technology on a timely basis. The development of new technologies or the significant penetration of alternative technologies into our target markets may either reduce the demand for our services, require us to devote important capital, and human and technical resources to upgrade, reconfigure or replace our current or future technology, and could have a material adverse effect on our business.

RETAINED CONTROL BY OUR PRINCIPAL STOCKHOLDERS MAY CREATE CONFLICTS OF INTEREST

     The concentration of ownership of our stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or a tender offer which could involve a premium over the price of our common stock. Currently, our executive officers, directors, and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own a substantial percentage of our outstanding common stock (not including shares issuable upon the conversion or exercise of warrants or options). If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies as well as other significant corporate matters such as charter and bylaw amendments and possible mergers or corporate control contests.

THE EXERCISE OF OUTSTANDING SECURITIES MAY HAVE A DILUTIVE EFFECT

     We have outstanding warrants and options with exercise prices ranging from $0.01 per share to $10.00 per share. The exercise of these securities could have a dilutive effect with respect to holders of our common stock. As of March 1, 2003, the total number of shares issuable by us under outstanding warrants and options was approximately 16,073,364.

ITEM 7. FINANCIAL STATEMENT

Independent Auditors’ Report

U.S. RealTel, Inc.

We have audited the accompanying consolidated balance sheet of U.S. RealTel, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Atlanta, Georgia February 25, 2003

Report of Independent
Certified Public Accountants

Board of Directors
U.S. RealTel, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2001 of U.S. RealTel, Inc. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of U.S. RealTel, Inc.'s operations and cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 3 to the consolidated financial statements, the Company has decided to discontinue its operations in Latin America including the Argentine operations, which represented the majority of the consolidated revenues for the year ended December 31, 2001 and the Company continues to have cumulative losses since inception and negative cash flows. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO SEIDMAN, LLP

Miami, Florida February 22, 2002, except for notes 3 and 6 which are as of March 20, 2002

U.S. REALTEL, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,258,000
Accounts receivable, net of allowance for doubtful accounts of $1,053,000	8,832,000
Prepaid expenses and other current assets	1,410,000

TOTAL CURRENT ASSETS	18,500,000

PROPERTY AND EQUIPMENT, NET (Note 5)	22,349,000

OTHER ASSETS	614,000

$41,463,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 7)	$22,867,000
Current portion of long-term debt (Note 8)	655,000
Deferred income	476,000

TOTAL CURRENT LIABILITIES	23,998,000

LONG TERM PORTION OF LONG TERM DEBT (Note 8)	16,173,000

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS’ EQUITY (Note 10)
Preferred stock, $.001 par value; 5,000,000 shares authorized; 100 Series A issued and outstanding shares	—
Common stock, $.001 par value; 50,000,000 shares authorized; 6,468,000 issued and outstanding shares (including treasury)	6,000
Additional paid-in capital	23,169,000
Accumulated deficit	(21,023,000)

2,152,000
Less: Treasury Stock, at cost; 594,000 shares (Note 11)	(860,000)

TOTAL STOCKHOLDERS’ EQUITY	1,292,000

$41,463,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002

	2001	2002

REVENUES	$—	$51,717,000
DIRECT COSTS	—	28,704,000

REVENUES – NET OF DIRECT COSTS	—	23,013,000

OPERATING EXPENSES
Sales and Marketing	78,000	3,977,000
General and administrative	2,611,000	25,789,000

TOTAL OPERATING EXPENSES	2,689,000	29,766,000

OTHER INCOME (EXPENSE)
Interest income	266,000	60,000
Interest expense and financing costs (Notes 4 and 8)	(1,000)	(4,914,000)
Net loss on disposal of assets	—	(22,000)

TOTAL OTHER INCOME (EXPENSE) — NET	265,000	(4,876,000)

LOSS FROM CONTINUING OPERATIONS	(2,424,000)	(11,629,000)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS (Notes 3 and 6)	(5,812,000)	2,032,000

Loss Before Extraordinary Items	(8,236,000)	(9,597,000)
Extraordinary Item — gain on extinguishment of debt (Note 8)	—	85,000
Extraordinary Item — gain on acquisition (Note 4)	—	7,783,000

Net Loss	$(8,236,000)	$(1,729,000)

Net Loss Per Common Share
Loss from continuing operations	$(0.39)	$(1.96)
Gain (loss) from discontinued operations	(0.93)	0.34
Extraordinary items	—	1.33

Net Loss Per Common Share — Basic and Diluted	$(1.32)	$(0.29)

Weighted Average Common Shares Outstanding	6,246,000	5,894,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002

								Accumu-
								lated Other
	Preferred Stock		Common Stock		Additional		Compre-	Compre-	Treasury Stock
					Paid-in	Accumulated	hensive	hensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Income	Shares	Amount	Total

Balance, at December 31, 2000	—	—	6,468,000	$6,000	$18,149,000	$(11,058,000)	—	—	—	—	$7,097,000
Conversion of Debt into Common Stock of a Subsidiary (Note 8a)	—	—	—	—	1,500,000	—	—	—	—	—	1,500,000
Warrants Repurchased (Note 10)	—	—	—	—	(50,000)	—	—	—	—	—	(50,000)
Acquired 533,333 Shares of Treasury Stock (Note 11)	—	—	—	—	—	—	—	—	533,000	(800,000)	(800,000)
Net loss	—	—	—	—	—	(8,236,000)	(8,236,000)	—	—	—	(8,236,000)
Cumulative Effect on Exchange Rates	—	—	—	—	—	—	2,170,000	2,170,000	—	—	2,170,000

Comprehensive Loss							(6,066,000)

Balance, at December 31, 2001	—	—	6,468,000	6,000	19,599,000	(19,294,000)		2,170,000	533,000	(800,000)	1,681,000
Stock Warrants	—	—	—	—	1,181,000	—	—	—	—	—	1,181,000
Issuance of Preferred Stock	100	—	—	—	—	—	—	—	—	—	—
Beneficial Conversion Feature (Note 8d)	—	—	—	—	2,389,000	—	—	—	—	—	2,389,000
Payment for Treasury Stock (Note 11)	—	—	—	—	—	—	—	—	61,000	(60,000)	(60,000)
Net loss	—	—	—	—	—	(1,729,000)	(1,729,000)	—	—	—	(1,729,000)
Cumulative Effect on Exchange Rates	—	—	—	—	—	—	(2,170,000)	(2,170,000)	—	—	(2,170,000)

Comprehensive Loss							(3,899,000)

Balance, at December 31, 2002	100	—	6,468,000	$6,000	$23,169,000	$(21,023,000)		$—	594,000	$(860,000)	$1,292,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,236,000)	$(1,729,000)
Adjustments to reconcile net loss to net cash used in continuing operating activities
Depreciation and amortization	166,000	1,459,000
Bad debt expense	—	679,000
Stock warrants in connection with acquisition	—	1,181,000
Extraordinary gain	—	(7,783,000)
Loss from discontinued operations	5,812,000	—
Other non-cash items	—	85,000
Changes in assets and liabilities, net of liquidations
Increase in accounts receivable	13,000	4,408,000
(Increase) decrease in prepaid expenses and other current assets	(18,000)	(613,000)
(Increase) decrease in other assets	—	(285,000)
(Increase) decrease in accounts payable and accrued expenses	(559,000)	11,117,000
Decrease in deferred income	—	(794,000)

NET CASH (USED IN) PROVIDED BY CONTINUING OPERATING ACTIVITIES	(2,822,000)	8,295,000

NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	(2,849,000)	(2,207,000)

NET NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,671,000)	6,088,000

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary (600,000 from discontinued activities in 2001)	(682,000)	(48,495,000)
Capital expenditures	(62,000)	(1,050,000)
Cash acquired in acquisitions	—	31,910,000

NET CASH USED IN INVESTING ACTIVITIES	(744,000)	(17,635,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable in connection with acquisition	—	16,436,000
Repayment of note payable in connection with acquisition	—	(16,436,000)
Repayment of other note payable	(150,000)	—
Borrowings of long-term debt	—	26,551,000
Principal payments of long-term debt	—	(8,747,000)
Payment for release of warrants	(50,000)	—
Advances from stockholder — Discontinued	(35,000)	—
Payment for acquisition of treasury stock	(800,000)	(60,000)

NET CASH USED IN FINANCING ACTIVITIES	(1,035,000)	17,744,000

EFFECT OF EXCHANGE RATES CHANGES ON CASH	86,000	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,364,000)	6,197,000
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	9,425,000	2,061,000

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$2,061,000	$8,258,000

	2001	2002

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,000	$4,914,000

Taxes paid	$242,000	$—

Supplemental Disclosures of Noncash Investing and Financing Activities:
Notes payable/debentures converted into common stock of a subsidiary	1,500,000	—

Note issued in connection to a non compete agreement	300,000	—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S. REALTEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

ORGANIZATION

     We were organized in January 1997 under the name “AGILE, LLC,” and we incorporated in the State of Illinois under the name “U.S. RealTel, Inc.” in August 1997. In November 1997, we merged with and into Admiral Two Capital Corporation, and the surviving company’s name was changed to “U.S. RealTel, Inc.” On May 8, 2000, we reincorporated into the State of Delaware. In December 2000, we completed the sale of what were then substantially all of our North American assets and operations (“old North American operations”), including our proprietary database of site information, to Apex Site Management, Inc., a subsidiary of SpectraSite Holdings, Inc. In connection with the sale, we agreed not to compete for two years with SpectraSite in the United States, Canada, Mexico and Western Europe in the provision of wholesale riser operations.

     We established operations in Buenos Aires, Argentina in December 1998 and in Sao Paolo, Brazil in February 2000. We conducted our Latin American operations in Argentina through RealTel de Argentina, S.A., a majority owned Argentine corporation, and in Brazil through RealTel do Brasil, S.A., a majority owned Brazilian corporation. In March 2002, we decided to discontinue our operations in Latin America (Note 3).

     Beginning in February 2002 with our acquisition of Cypress Communications, Inc. (“Cypress Communications”), we have provided comprehensive data, voice and video communications services, referred to as “telecommunications services”, to businesses located in commercial office buildings in selected major metropolitan markets within the United States. Cypress Communications will be considered the predecessor and, therefore, U.S. RealTel’s reporting includes prior year financial statements for Cypress as well as for U.S. RealTel, Inc. Also as a result of the purchase of Cypress Communications, we are no longer considered a development stage company.

     In July 2002, through Cypress Communications, we completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (ABN/STS). The acquisition of ABN/STS has allowed us to extend our telecommunications services operations to over 5,700 small and medium sized business customers in 25 major metropolitan U.S. markets.

BASIS OF PRESENTATION

     The accompanying financial statements are presented on the accrual basis of accounting using accounting principles generally accepted in the United States.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

PRINCIPLES OF CONSOLIDATION

     The Company’s subsidiaries at December 31, 2002 are listed below:

		Percent
	Location	Owned	Description

Cypress Communications, Inc.	Atlanta, GA	100%	Active subsidiary
Cypress Communications Operating Company, Inc.	Atlanta, GA	100%	Active subsidiary
Cypress Communications Holding Company of Virginia, Inc.	Atlanta, GA	100%	Active subsidiary
Cypress Communications International, Inc.	Atlanta, GA	100%	Inactive subsidiary
Cypress Canada, Inc.	Canada	100%	Inactive subsidiary

		Percent
	Location	Owned	Description

RealTel de Argentina, S.A.	Argentina	71%	Inactive subsidiary
RealTel do Brasil, S.A.	Brazil	89%	Inactive subsidiary

     The consolidated financial statements include the accounts of the Company and its subsidiaries that are more than 50% owned.

     All significant intercompany transactions and balances between the companies included in the consolidation are eliminated.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term, highly liquid investments that matures in three months or less, which are readily convertible into cash.

PROPERTY, EQUIPMENT AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (three to seven years) by straight-line methods for financial reporting purposes. Depreciation of leasehold improvements is computed over the lesser of the estimated useful lives of the assets or the term of the lease by the straight-line method for financial reporting purposes.

REVENUE RECOGNITION

     The Company’s revenues include recurring charges for local access, long-distance, equipment rental, Internet access, digital satellite business television, voicemail, inbound 800, and other enhanced voice and data services, which are recognized as services provided. Revenues also include nonrecurring charges for installations and moves, adds, and changes. Installation fees represent the initial cost charged by Cypress Communications for installing voice phone lines, data lines, and Business TV in the tenant’s premises. Move, add, and change (“MAC”) charges are for the Company’s labor and materials related to moving, adding, or changing a customer’s services. Installation and MAC charges are recognized when the services are provided as they represent separate earnings process.

STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), became effective in 1997. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company has and will retain its prior accounting policy under APB Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price.

     FASB Statement 123, Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001 and 2002: no dividends yield for all years; expected volatility of 120 percent and 74 percent, respectively; risk-free interest rate of 4.75 percent and 4.42 percent, respectively; and, expected life of 3 and 7 years, respectively.

The following table illustrates the effect on the loss and loss per share if U.S. Realtel had applied the fair value recognition provisions of SFAS. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Years Ended December 31,

	2001	2002

Net loss, as reported	$(8,236,000)	$(1,729,000)
Add: Stock-based compensation, as reported	-	-
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(13,000)	(496,000)

Proforma net loss	$(8,249,000)	$(2,225,000)

Loss per share:
Basic and diluted loss per share — as reported	$(1.32)	$(0.29)
Basic and diluted loss per share — as pro forma	(1.32)	(0.38)

ADVERTISING COSTS

     Advertising costs, aggregating $130,000 in 2001 and $60,000 in 2002, are expensed as incurred.

TRANSLATION OF FOREIGN CURRENCY

     During 2001, the Company’s subsidiaries were based and operating in the United States, Argentina and Brazil, for 2002 all operations are based in the United States. The functional and reporting currency for statutory purposes is the United States Dollar, Argentine Peso and Brazilian Real. The foreign financial statements have been translated to United States Dollars (U.S. $) using a methodology consistent with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Assets and liabilities are translated to U.S. $ at the rate prevailing on the balance sheet date and the statements of operations have been translated from the functional currency to U.S. $ using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of shareholders’ equity. As a result of the company discontinuing operations in Argentina and Brazil in the first quarter, the cumulative effect on exchange rates has been eliminated.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 2002 and 2001 due to their short-term nature. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

IMPAIRMENT OF LONG-LIVED ASSETS

     On January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”). Under FAS 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The effects of adopting FAS 144 were immaterial to the audited financial statements.

INCOME TAXES

     Income taxes are accounted for under FASB Statement No. 109, Accounting for Income Taxes” (“FAS 109”). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than proposed changes in the tax laws or rates. Valuation allowances are provided if it is more likely than not that a deferred tax asset will not be realized.

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED

     Basic earnings per share (“EPS”) is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. Shares of common stock issuable upon the exercise of options (542,388 and 3,769,888 shares in 2001 and 2002, respectively), warrants (1,947,755 and 2,743,380 shares in 2001 and 2002, respectively) and shares issued upon conversion of convertible notes (9,560,096 in 2002) are antidilutive and are not included in the computation of shares outstanding.

COMPREHENSIVE INCOME (LOSS)

     The Company follows SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has reported other comprehensive income from the cumulative effect on exchange rates for the amount of $2,170,000 in 2001, $(2,170,000) in 2002. The Company had no other material transactions that are required to be reported in comprehensive income or loss.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect that reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SEGMENT REPORTING

     The Company operates in one business segment — the provision of telecommunication services to small and medium sized businesses on an integrated basis.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical corrections. This Statement rescinded Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinded FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amended FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amended other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this Statement related to the rescission of Statement No. 4 must be applied in fiscal year beginning after May 15, 2002. The provisions of this Statement related to Statement 13 will be applicable for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The Company does not believe the adoption of FIN 45 will have a material impact on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

2. LIQUIDITY

     As reflected in the accompanying consolidated financial statements, the Company has cumulative losses and, until the year ended December 31, 2002, had also negative cash flows from operations. Operating costs associated with the Company’s former efforts to develop a telecommunications rights business in Argentina and Brazil, its corporate cash flow requirements, which include existing commitments entered into prior to the sale of its former North American telecommunications rights assets, and a declining economy in Argentina, which was the Company’s principal telecommunications rights market, all have negatively affected the Company’s cash position.

     Beginning in the first quarter of 2002, the Company initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) completing the acquisition of Cypress Communications and making certain adjustments to Cypress Communications’ staffing levels and cost structure (Note 3), (ii) liquidation of the operations in Argentina and Brazil (Note 3), (iii) completing the purchase of certain assets of Intermedia Advanced Building Networks and the shared tenant telecommunications services business of WorldCom, Inc. (Note 4), and (iv) raising $28 million in connection with such asset acquisition.

     Our cash position has increased during 2002 and we believe that it should stabilize during 2003 due to the actions initiated on the first quarter of 2002 as referred to in the prior paragraph. The Company cannot, however, give any assurance that it will be able to operate on a profitable basis. Likewise, no assurance can be given that we can achieve sufficient profitability to support the debt service for the new debt raised in connection with our acquisition of certain assets from Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (ABN/STS). Moreover, the terms of the indebtedness we incurred in connection with the acquisition of certain assets of ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness. Accordingly, there can be no assurance that our business plan will be achieved or that we will ever become profitable. Also, the Company cannot give any assurance that the costs of liquidating the Company’s former Latin American operations, will continue to be immaterial (as the Company currently projects).

3. DISCONTINUED OPERATIONS

     In March 2002, the Company decided to liquidate its telecommunications rights operations in Latin America, which are now substantially liquidated. Liquidating the Company’s operations in Latin America is expected to help the Company preserve existing capital and dedicate its resources to its new telecommunications services business in the U.S. Balances in the 2001 financial statements have been reclassified to reflect our Latin American business as discontinued operations.

     Gain (Loss) from discontinued operations includes:

	2001	2002

Revenues	$282,000	$—
Direct Costs	(165,000)	—
Operating Expenses	(3,708,000)	(138,000)
Other Income/(Expense)	(76,000)	—
Gain (loss) on Currency Exchange Rates	(2,145,000)	2,170,000

	$(5,812,000)	$2,032,000

     The Company expects to incur various costs in connection with the liquidation of its Latin American operations, which in the estimation of the management should not be material.

4. ACQUISITIONS

CYPRESS COMMUNICATIONS

     In February 2002, the Company completed the acquisition of Cypress Communications, a U.S. based operation that provides a full range of telecommunications services to businesses in multi-tenant office buildings located in selected major metropolitan markets within the United States. The acquisition of Cypress Communications allowed the Company to concentrate its resources and expertise on providing premium communications services to over 2,500 small and medium sized business customers in seven major metropolitan U.S. markets: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles and Seattle. Cypress Communications’ prior investment in telecommunications and broadband infrastructure is expected to enable the Company to provide bundled communications services to businesses located in multi-tenant office buildings in a manner that is both reliable and cost effective for its customers.

     The acquisition of Cypress Communications was completed through a tender offer for outstanding Cypress Communications common stock and a short form merger of a new wholly-owned acquisition subsidiary of U.S. RealTel into Cypress Communications. The purchase price was $3.50 per share, in cash, for a total purchase price of approximately $18.7 million, which included cash paid for options to purchase shares of Cypress Communications under option plans in the amount of $58,000 and expenses incurred in connection with the acquisition of approximately $1,447,000. As a result of such acquisition, the Company, at the subsidiary level, acquired 100% of Cypress Communications’ assets, including cash and its telecommunications services infrastructure, and succeeded to all of the liabilities of Cypress Communications, including operating lease commitments, primarily related to former office space, and license agreements with property owners and/or operators of several office buildings. The Company obtained financing to purchase the Cypress Communications common stock and complete the merger through a loan from the LaSalle Bank, which was facilitated by the Oliver Estate, a private entity affiliated with Ross J. Mangano, a director of the Company. The loan was repaid in February 2002, with interest of approximately $3,000. In connection to the loan, the Company paid a commission fee to the Oliver Estate of $875,000 and issued warrants to purchase up to 850,000 shares of the Company’s common stock at an exercise price of $1 per share. The warrants are exercisable through February 2005 and, based on the Black-Scholes pricing model, were valued by the Company at $646,000. Assumptions used for the Black-Scholes option-pricing model included: no dividend yield for all years, expected volatility of 120 percent, risk-free interest rate of 4.75 percent and expected life of 5 years. The commission and the value of the warrants were treated as interest expense in the accompanying Consolidated Statements of Operations. In addition, the Company paid bank fees and interest of approximately $55,000, which also have been treated as interest expense.

     The acquisition of Cypress Communications was accounted for by the purchase method of accounting and resulted in negative goodwill. The purchase price allocation, after the elimination of all long-term assets of Cypress Communications in an aggregate amount of $26.8 million, resulted in an extraordinary gain associated with the acquisition in the amount of $7,783,000. The Consolidated Statements of Operations include the operations of Cypress Communications from February 1, 2002 through December 31, 2002.

ACQUISITION COSTS		$18,688,000
NET BOOK VALUE OF CYPRESS COMMUNICATIONS		53,311,000

NEGATIVE GOODWILL – BEFORE ASSET REDUCTION		(34,623,000)
REDUCTION OF LONG TERM ASSETS Property and equipment	26,771,000
Other assets	69,000	26,840,000

EXTRAORDINARY GAIN		$7,783,000

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

     The acquisition was accounted for as a purchase, and accordingly, the results of operations of ABN/STS have been included since the date of acquisition in the accompanying statements of operations. The allocation of the purchase price as of July 17, 2002 was as follows:

ACQUISITION COSTS	$32,183,000

COST ALLOCATION
CURRENT ASSETS	10,662,000
PROPERTY AND EQUIPMENT	22,703,000
DEFERRED REVENUES	(1,182,000)

TOTAL	$32,183,000

     The useful lives of the assets acquired from ABN/STS are as follows:

Network Equipment	Seven years
Vehicles	One year

     Concurrently with the closing, Cypress Communications entered into an Omnibus Post-Closing Services Agreement with the sellers and certain of their affiliates. Under the Omnibus Agreement, the sellers and their affiliates agreed to provide Cypress Communications:

(i)	specified transition services;

(ii)	specified wholesale international, interstate, intrastate and local telecommunications services and Internet services (see refer to commitments under the Omnibus Post-Closing Agreement described in Notes 4 and 9);

(iii)	access to the sellers’ U.S. Internet collocation facilities and support services;

(iv)	access to the sellers’ network collocation facilities; and

(v)	access to certain buildings of the sellers in which the purchased assets are located pending the receipt of certain consents from building owners and federal and state regulators.

     In connection with such acquisition, the Company and Cypress Communications raised $28 million to finance the acquisition. The $28 million financing included:

(i)	a $10 million senior secured revolving credit facility from Silicon Valley Bank (the “Senior Credit Facility”);

(ii)	an $8 million bridge loan (the “Bridge Loan”) from the J. Oliver Cunningham Trust (the “JOC Trust”), the Anne C. McClure Trust (the “ACM Trust”), the Jane C. Warriner Trust (the “JCW Trust”), Noro-Moseley Partners V, L.P.(“Noro-Moseley”), and the Wakefield Group III, LLC (“Wakefield”); and

(iii)	the sale of $10 million of Fixed Rate Convertible Notes due July 1, 2009 (the “Convertible Notes”) to the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield.

     The JOC Trust, the ACM Trust and the JCW Trust are affiliates of certain stockholders of the Company and of Ross J. Mangano, a director and Chairman of the Board of the Company and of Cypress Communications.

PRO FORMA INFORMATION

     The following Unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 2002 and 2001 assume the Cypress Communications and the ABN/STS acquisitions occurred at the beginning of each period. Adjustments have been made to depreciation expense, interest revenue and interest expense to reflect the effect of such acquisitions.

	December 31, 2001		December 31, 2002

Revenues	$92,724,000		$98,070,000

Loss from continuing operations	$(223,140,000	)(1)	$(68,592,000)

Net loss	$(220,284,000)		$(58,692,000)

Loss per common share from continuing operations	$(35.72)		$(11.64)

Net loss per common shares basic and diluted	$(35.26)		$(9.96)

Weighted average common shares outstanding	6,246,000		5,894,000

(1)	Includes a non-recurring charge for restructuring costs in the amount of $67,534,000 at Cypress Communications.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 2002:

System infrastructure	$20,615,000
System equipment	2,735,000
Computer and office equipment	108,000
Leasehold improvements	33,000
Vehicles	317,000

23,808,000
Less accumulated depreciation and amortization	1,459,000

$22,349,000

6. INTANGIBLE ASSETS

     In February 2001, the Company purchased 2,667 shares (approximately 20%) of the outstanding capital stock of its Argentine subsidiary from a minority shareholder for $600,000. After the transaction, the Company’s ownership percentage increased to 71%. The transaction was accounted for by the purchase method of accounting and resulted in cost in excess of net assets acquired of $600,000. The asset was being amortized over 20 years, however, in December 2001, the company wrote-off the carrying amount of goodwill as a result of the lack of performance on the operations in Latin America (Note 3). The goodwill in Argentina had a net carrying amount of $575,000. In connection with this transaction the Company entered into a non compete agreement with the minority shareholder in the amount of $300,000 for the period of two years from the effective date of the transaction. This intangible asset was also written-off, as of December 31, 2001, and had a net carrying amount of $175,000.

     The Company paid $600,000 in cash at closing and issued a note payable in the amount of $300,000, from which $100,000 was to be paid on August 16, 2001, $100,000 was to paid be on February 16, 2002 and $100,000 was to be paid on February 16, 2003. In August 2001, the former minority shareholder agreed to sign an agreement releasing the Company from any future liability between the parties. In return, the Company agreed to change the payment terms for the $300,000 note payable to $150,000 to be paid at the execution date of the contract, $100,000 to paid be on February 16, 2002 and $50,000 to be paid on February 16, 2003. In July 2002, the former minority shareholder agreed settle the unpaid balance of the debt of $150,000 for $131,900, which was paid at the execution date of the contract amendment.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2002 consist of:

Accounts payable	$2,739,000
Accrued circuits and connectivity costs	9,524,000
Accrued termination charges	3,983,000
Accrued professional fees	249,000
Accrued compensation	662,000
Interest and finance charges	289,000
Other accrued expenses	5,421,000

$22,867,000

     ACCRUED TERMINATION CHARGES — includes costs for office space lease commitments in markets from which we exited or in which Cypress reduced our retail operations, net of an estimate for sublease rentals, in the amount of approximately $1.5 million, and costs to terminate contracts with communications service providers to purchase circuits and connectivity for approximately $2.4 million. These amounts include assumed liabilities for contract termination occurring prior to the Cypress Communications acquisition of about $1.5 million and $2.0 million, for leases and circuits respectively (See note 4).

8. CONVERTIBLE NOTES AND DEBENTURES

     Long-term debt at December 31, 2002 consists of the following:

Senior secured Silicon Valley Bank credit facility, at a rate of PRIME plus 2%, interest payable monthly with principal and any unpaid interest due July 12, 2004	$—
Bridge loan, in the amount of $8,000,000, at a rate of 14%, interest payable quarterly beginning September 30, 2002, with principal and any unpaid interest due July 16, 2005	8,000,000
Convertible notes including interest and net of discount, with a face value of $10,000,000, at a rate of 7.5%, with interest and principal due July 1, 2009	8,124,000
Capitalized lease obligations, at various rates raging from 9-14%, with monthly principal and interest payments through April 2005	704,000

$16,828,000

(a) CONVERTIBLE NOTE PAYABLE WITH RELATED PARTY

     The Company executed a $1,500,000 promissory note on September 24, 1999 (“Convertible Note”) with a related party. It bore interest at a rate of 12% (7% through September 24, 2000), compounded annually. Principal and interest under the Convertible Note were due and payable on January 2, 2001. The Convertible Note is convertible into the Company’s common stock or into stock of the Company’s Argentinean subsidiary, owned by the Company.

     On January 2, 2001, the Convertible Note was converted into stock of the Company’s Argentinean subsidiary, reducing the Company’s ownership of the Argentinean subsidiary to 51%. Upon the conversion of the debt, the Company recorded an increase in additional paid-in capital of approximately $1,500,000.

(b) SENIOR CREDIT FACILITY

     The Senior Credit Facility, in the amount of $10 million revolving credit facility, was obtained by Cypress Communications pursuant to a Loan and Security Agreement, dated July 12, 2002 between Cypress Communications and Silicon Valley Bank. The Senior Credit Facility accrues interest at the prime rate (with a floor of 4.75%) plus 2% per annum and matures on July 12, 2004, unless terminated earlier. Borrowings under the Senior Credit Facility are collaterized by all of the assets of Cypress Communications and are unconditionally guaranteed by the Company. There is no outstanding balance under the Senior Credit Facility as of December 31, 2002.

(c) BRIDGE LOAN

     The Bridge Loan, in the amount of $8 million term loan, was obtained by the Company and Cypress Communications pursuant to a Loan Agreement dated July 16, 2002 among the Company, Cypress Communications, the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield (each, acting in such capacity, a “Bridge Lender” and collectively, the “Bridge Lenders”). The Bridge Loan accrues interest at 14% per annum, and matures on the earlier to occur of (i) one business day following the maturity of the Senior Credit Facility and (ii) July 16, 2005. Each Bridge Lender was entitled to receive an initial loan fee equal to 2.5% of that portion of the Bridge Loan that was funded by such Bridge Lender. Because the Bridge Loan was outstanding 60 days after the closing, the Company and Cypress Communications became obligated to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. Because the Bridge Loan has been outstanding 90 days after the closing, the Company and Cypress Communications became obligated subsequent to the end of the quarterly period ended September 30, 2002 to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. Because the Bridge Loan has been outstanding 120 days after the closing, the Company and Cypress Communications became obligated to pay to each Bridge Lender an additional loan fee equal to 1.00% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. The loan fees described above are cumulative and are payable on the earlier to occur of the maturity date of the Bridge Loans or the date on which the Bridge Loans are paid in full. The Company has accrued $280,000 for these fees, which were treated as interest expense in the accompanying Consolidated Statements of Operations.

     At the closing of the Bridge Loan, the Company issued the Bridge Lenders warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at an exercise price of $1.13 per share. These warrants are exercisable for a term of 10 years and, based on the Black-Scholes pricing model, were valued by the Company at $535,000. Assumptions used for the Black-Scholes option-pricing model included: no dividend yield for all years, expected volatility of 159 percent, risk-free interest rate of 5.08 percent and expected life of 10 years. The value of the warrants is being amortized to interest expense over two years in the accompanying Consolidated Statements of Operations.

(d) CONVERTIBLE NOTES

     The Convertible Notes, in the amount of $10 million, were issued by the Company and Cypress Communications pursuant to a Purchase Agreement dated July 16, 2002 among the Company, Cypress Communications, the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield (each, acting in such capacity, a “Purchaser” and collectively, the ‘Purchasers”). The Convertible Notes accrue interest at the rate of 7.5% per annum, compounded quarterly, and payable at maturity of the notes, whether upon their stated maturity of July 1, 2009, or earlier as a result of acceleration in the event of a default or upon redemption of the Convertible Notes. The principal of and accrued interest on the Convertible Notes is convertible into the Company’s common stock at $1.13 per share. The Convertible Notes are redeemable by the Company or Cypress Communications at any time by payment of the outstanding principal balance and accrued interest. In the event that the Convertible Notes are redeemed, the Purchasers have been issued warrants which will then be eligible for exercise to purchase the number of shares of common stock of the Issuer that the Convertible Notes were convertible into on the redemption date at a conversion price of $1.13 per share. In connection with the issuance of the Convertible Notes, the Company, the Purchasers and the Bridge Lenders entered into a registration rights agreement, which provides for the registration of the common stock issuable upon (i) the conversion of the Convertible Notes; (ii) the exercise of the Warrants issued in connection with the Bridge Loan; and (iii) the exercise of the Warrants exercisable upon the redemption of the Convertible Notes.

     In connection with the issuance of the Convertible Notes, the Purchasers were issued a total of 100 shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) without additional consideration. The rights of the Series A Preferred are set forth in a Certificate of Designations adopted by the Company’s board of directors. The holders of a majority of the Series A Preferred are entitled to elect two members of the Company’s board of directors and the holders of the Series A Preferred are entitled to receive dividends and distributions equal to those payable to the holders of an equivalent number of shares of the Company’s common stock. In addition, the Company may not, without the prior written consent of holders of a majority of the Series A Preferred, (i) increase or decrease (other than by redemption or conversion) the authorized number of shares of Series A Preferred; (ii) cancel or modify the voting rights of the holders of Series A Preferred; (iii) cancel or modify the rights of the holders of Series A Preferred; or (iv) amend, waive, alter, modify or repeal any provision of the Certificate of Incorporation or Bylaws of the Corporation, if such amendment, alternation, modification or repeal would adversely affect the Series A Preferred, including the issuance of preferred stock with voting rights senior to or pari passu with the Series A Preferred. The Series A Preferred is redeemable by the Company in the event that:

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

     At the closing of the Convertible Notes, the Company issued the Convertible Note Lenders warrants to purchase the number of shares of the Company’s common stock in to which the Convertible Note Lenders would be convertible immediately prior to the redemption of such note at a price of $1.13 per share. These warrants are exercisable if the Convertible Notes are redeemed and have a life of 7 years. The Company will not record any charge until the notes are redeemed. The Company has estimated that based on the terms of the Convertible Notes that if the Company redeemed the Convertible Notes it would redeem the entire amount. Therefore, based on the Black-Scholes pricing model, the warrants were valued by the Company at $12,035,000. Assumptions used for the Black-Scholes option-pricing model included: no dividend yield for all years, expected volatility of 159 percent, risk-free interest rate of 4.81 percent and expected life of 7 years.

     The Bridge Lenders and the Purchasers entered into an Intercreditor (Subordination) Agreement, which, among other things, provides that under certain limited circumstances, all amounts payable by the Company and Cypress Communications under the Bridge Loan and the Convertible Notes will be payable, pro rata among the Bridge Lenders and the Purchasers, on a pari passu basis. To induce the JOC Trust, the ACM Trust and the JCW Trust to enter into the Intercreditor (Subordination) Agreement, the Company and Cypress Communications entered into a Letter Agreement. Pursuant to the Letter Agreement, the Company and Cypress Communications agreed to pay the Bridge Lenders and the Purchasers, in proportion to the amounts lent by them under the Bridge Loan, a fee of $1,000,000 (the “Risk Allocation Fee”). The Risk Allocation Fee was to be payable to certain Bridge Lenders and the Purchasers upon the earlier to occur of the achievement of certain earnings milestones set forth in the Letter Agreement or June 30, 2003. In December 2002, the Company agreed to accelerate the payment terms for this Risk Allocation Fee, issuing a payment of $915,000 in settlement of the full outstanding amount. The Company recognized the $85,000 difference in December as an extraordinary gain on extinguishment of debt.

     As the exercise price of the Convertible Notes of $1.13 was less than the relative fair market value of the stock as of the consummation date, a beneficial conversion feature was created. The Company has calculated the beneficial conversion feature embedded in the Convertible Notes in accordance with EITF No. 98-5 and EITF No. 00-27 and recorded approximately $2,389,000 as a debt discount. This discount is being amortized over the seven-year life of the Convertible Notes. During the year ended December 31, 2002, the Company recorded approximately $171,000 in additional interest expense.

FUTURE ANNUAL COMMITMENTS

     Future annual payments under capital leases and long-term debt, net of discount, as of December 31, 2002 are as follows:

2003	$655,000
2004	35,000
2005	8,014,000
2006	—
Thereafter	8,124,000

Total	16,828,000
Less current portion	(655,000)

Long-term portion	$16,173,000

9. COMMITMENTS AND CONTINGENCIES

(a) LEASES — OFFICE SPACE

     The Company is obligated under several operating lease agreements for office space. Future annual minimum rental payments under these leases as of December 31, 2002 are as follows:

2003	$2,306,000
2004	1,839,000
2005	1,143,000
2006	645,000
2007	547,000
Thereafter	739,000

Total	$7,219,000

     Minimum commitments under operating leases above are net of cash due to the Company under subleases of $1,083,000, $ 846,000, $687,000, $247,000, $113,000, and $71,000 for 2003, 2004, 2005, 2006, 2007, and thereafter, respectively.

     The Company leased office space in Argentina and Brazil during the fiscal year 2001. In February 2002, the Company vacated the office space in Argentina and Brazil as part of a cost saving initiatives to improve liquidity and operating results (Note 2) and in March 2002, the Company decided to discontinue operations in Latin America (Note 3).

     In January 2001, the Company moved its corporate headquarters from Chicago to Fort Lauderdale, Florida. During 2001, the Company occupied an office space that had been subleased from a related party and never executed a lease assignment. In March 2002, the Company decided to relocate its corporate headquarters from Fort Lauderdale, Florida to Atlanta, Georgia following the acquisition of Cypress Communications (Note 4).

     Rent expense for 2001 and 2002 was approximately $159,000 and $4,041,000, respectively.

(b) OBLIGATIONS UNDER LICENSE AGREEMENTS

     The Company has entered into license agreements with property owners and/or operators of several office buildings whereby the Company has the right to provide communications services in these buildings. Under the terms of the agreements, the Company is generally obligated to pay a commission based on the greater of a base fee or a percentage of revenue earned in the related building or development. At December 31, 2002, the Company’s aggregate minimum obligation under these agreements were as follows:

2003	$2,353,000
2004	1,947,000
2005	1,659,000
2006	853,000
2007	801,000
Thereafter	1,952,000

Total	$9,565,000

     The commitments above exclude an estimated total of $2 million of potential obligations under license agreements in buildings in which the Company’s communications network has not been constructed. In the opinion of management, such amounts will not be owed, as the Company is not providing services in those buildings.

(c) OBLIGATIONS UNDER COMMUNICATIONS SERVICE AGREEMENTS

     At December 31, 2002, the Company had contracts with some communications providers with minimum purchase obligations for leased voice and data transport and other services. As of December 31, 2002, approximate future minimum purchase commitments under these agreements were as follows:

2003	$17,147,000
2004	14,376,000
2005	7,643,000

Total	$39,166,000

     The above amounts are based on WorldCom assuming the Omnibus Post-Closing Agreement described in Note 4. It does not include minimum commitments with several communications providers for leased circuits that the Company leases on a month-to-month basis The Company has accrued at December 31, 2002 approximately $3.1 million, which represents management’s estimate of potential amounts due under these agreements. However, the actual amounts due upon termination of these commitments may differ significantly from this amount.

(d) LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims, including employment and other matters that arise in the ordinary course of business. There are no pending legal proceedings to which the Company is a party that management believes will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

10. STOCKHOLDERS’ EQUITY

(a) EMPLOYEE EQUITY INCENTIVE PLAN

     In April 1999, the Company’s Board of Directors approved a 10-year Employee Equity Incentive Plan (“Plan”), subject to approval of its stockholders. The stockholders ratified the Plan in September 1999. Under the Plan, 484,655 shares of the Company’s common stock are reserved for issuance under various award plans including stock options, restricted stock, bonus and performance shares, etc. Options for 466,500 (415,000 outstanding) shares of common stock under the Plan have been granted through December 31, 2001 at $1.60, $4, $5.25, $6.50, $8 and $10 per share. Options are normally vested ratably over three years and expired five years after they became exercisable. Prior to 1999, and the approval of the Plan, the Company issued options for 127,388 shares of common stock that remain outstanding as of December 31, 2002.

     As a result of the Sale of our old North American operations, all options issued before December 2000 became exercisable and will expire in December 2005. To the extent the market price on the date these options were granted exceeded the exercise price, compensation expense was provided by amortizing the excess over the vesting period of the options.

     In March 2002, the Company’s board of directors approved an amendment to the 1999 Employee Equity Incentive Plan (the “Option Plan”). By this amendment, the number of shares of common stock reserved for issuance under the Option Plan was increased to 3,200,000 shares, subject to automatic annual adjustment to an amount equal to 30% of our outstanding common stock on a fully diluted basis, up to a maximum of 5,000,000. The amendment was approved by the Company’s shareholders at the Annual Meeting of Shareholders on June 26, 2002.

In August 2002, the Company’s board of directors approved a second amendment to the Option Plan. By this amendment, the number of shares of common stock reserved for issuance under the Option Plan was increased to 4,200,000 shares, subject to the existing automatic annual adjustment contained in the Option Plan, and increasing to 1,500,000 the aggregate limit on the number of options that may be granted to anyone optionee during the term of the Option Plan. As of December 31, 2002, after giving effect to the issuance of additional options following adoption of the amendment, options to purchase 3,769,888 shares were outstanding under such plan.

     The following table summarizes the Company’s employee stock option activity:

			Exercisable

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at December 31, 2000	487,388	$7.42	487,388	$7.42

2001:
Granted	55,000	$1.60

Outstanding at December 31, 2001	542,388	$6.83	487,388	$7.42

2002:
Granted	3,495,000	$1.82
Forfeited	(267,500)	$1.60

Outstanding at December 31, 2002	3,769,888	$2.48	504,055	$7.22

     The following table summarizes information about the stock options outstanding at December 31, 2002:

	Number of	Weighted
	Options	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise	Exercisable as of
Exercise Price	2002	Life (in Years)	Price	December 31, 2002

$1.50 – $1.60	1,650,000	9.1	$1.50	16,667
$2.00	1,632,500	9.5	2.00	—
$4.00 – $6.50	127,388	7.5	5.61	127,388
$8.00 – $10.00	360,000	2.5	8.06	360,000

	3,769,888			504,055

(b) NON-CASH EQUITY TRANSACTIONS

     In connection with the non-cash aspects of certain issuances of common stock, options and warrants, the Company valued warrants issued during the year ended December 31, 2002 in connection with financing agreements at $1,181,000, using the Black-Scholes pricing model. Warrants issued to purchase up to 850,000 shares of the Company’s common stock at an exercise price of $1 per share, were valued at $646,000, assuming: no dividend yield for all years, expected volatility of 120 percent, risk-free interest rate of 4.75 percent and expected life of 5 years. Warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.13 per share were valuated at $535,000, assuming: no dividend yield for all years, expected volatility of 159 percent, risk-free interest rate of 5.08 percent and expected life of 10 years.

     No such transactions were recorded during the year ended December 31, 2001. The $1,181,000 amount in 2002 was charged to interest expense.

(c) STOCK OPTIONS AND WARRANTS OUTSTANDING

     All stock options and warrants issued before 2001 are currently exercisable. Stock options issued in 2001 vest ratably over three years, and stock options issued in 2002 vest ratably over four years, with the exception of 1.6 million issued to Company Executives in 2002, which vest 50% upon the achievement by the Company of positive cash flow for 4 consecutive quarters on a cumulative basis, 25% on the first anniversary of the vesting of the initial 50%, and 25% on the second anniversary of the vesting of the initial 50%.

     The stock options and warrants expire as follows:

		Weighted Average
Year Ending December 31,	Shares	Exercise Price

2003	907,740	$3.91
2004	671,477	7.78
2005	1,651,550	3.02
2006	—	—
2007	16,667	1.60
Thereafter	3,265,834	1.75

	6,513,268	$2.99

(d) WARRANT OFFERING PROGRAM

     In March 2000, the Company’s Board of Directors approved a Warrant Offering Program (“Program”) for the owners of office building portfolios who meet certain criteria, which program was modified in April 2000. The Program provides for up to 400,000 warrants to be offered, at an exercise price of $2.50 per share, upon the execution of a master lease. The number of warrants issued will be determined by formula based on the number of square feet committed. As of December 31, 2000, 5,028 warrants, expiring in November 2005, were issued under the Program. The warrants were valued at $50,000 by the Company. This Program has been terminated.

     In April 2001, the Company repurchased 5,028 warrants to purchase shares of the Company’s common stock issued to a customer under a now discontinued warrant-offering program for $50,000, the original value recorded for the warrants.

11. TREASURY STOCK

     In July 2001, the Company purchased for approximately $800,000 an aggregate of 533,000 shares of the Company’s common stock from a former Company director and members of his family. On April 1, 2002, U.S. RealTel announced that its Board of Directors had approved the use of up to $500,000 for repurchase of its common stock. Under this stock repurchase program, as of December 31, 2002, the Company had purchased 61,413 shares of the Company’s common stock at fair value for approximately $60,000. The shares were accounted for as treasury stock and are shown separately as a deduction from the total common stock.

12. RELATED PARTY TRANSACTIONS

     In June 2000, a $35,000 non-interest bearing short-term advance was made by a stockholder to the Company, such amount was repaid in May 2001.

     In February 2002, the Company entered into severance arrangements with certain officers and employees of the Company. Under these arrangements, the Company paid out severance of approximately $400,000 during the first quarter.

     See also Notes 8(a), (b), (c) and (d) for interim bridge financing and a convertible note payable with related parties, equity securities issued to related parties and subsequent event, respectively.

13. INCOME TAXES

     The benefit / (provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2001 and 2002:

	2001	2002

Current	$—	$—
Deferred	1,088,000	5,573
Increase in valuation allowance	(1,088,000)	(5,573)

Income tax benefit / (provision)	$—	$—

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of as of December 31, 2001 and 2002 are as follows:

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$1,196,000	$96,999,000
Allowance for doubtful accounts	—	411,000
Restructuring accrual	—	8,371,000
Real estate access rights	—	46,734,000
Alternative minimum tax credit carryforward	160,000	—
Property, plant & equipment	—	15,395,000
Other – Intangible assets	339,000	339,000

Total deferred tax assets	1,695,000	168,249,000

Deferred income taxes:
Depreciation and amortization	—	—
Valuation allowance	(1,695,000)	(168,249,000)

Net deferred income taxes	$—	$—

     At December 31, 2002 the Company had available federal net operating loss carryforwards of approximately $248 million that expire from 2012 to 2022. The utilization of $220 million of these loss carryforwards is subject to an annual limitation as a result of a change in ownership of the Company, as defined in the Internal Revenue Code. A substantial portion of the net operating loss carryforwards will expire before they are available to be utilized under section 382 of the Internal Revenue Code.

limits the amount that may be used during a particular year. The Company also had various state net operating loss carryforwards expire from 2012 to 2022. Management has recorded a total valuation allowance of $168 million against its deferred tax assets including the operating loss carryforwards.

     A reconciliation of the income tax provision related to continuing operations, computed at statutory tax rates to the income tax provision for the years ended December 31, 2001 and 2002 is as follows:

	2001		2002

Income tax benefit at statutory rate	(823,000)	(34)%	$(3,998)	35%
State income taxes, net of federal benefit	(100,000)	(4)%	(456)	4%
Other	(165,000)	25%	(1,119)	1.85%
Increase in valuation allowance	1,088,000	13%	5,573	40.85%

Income tax benefit (provision)	—	—%	—	—%

15. QUARTER-BY-QUARTER COMPARISON (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2001 and 2002 are as follows:

	FIRST	SECOND	THIRD	FOURTH

2001
Operating revenues	—	—	—	—
Gain (Loss) from continued operations	(466,000)	(1,405,000)	104,000	(657,000)
Discontinued operations	(812,000)	(1,136,000)	(1,130,000)	(2,734,000)
Net loss	(1,278,000)	(2,541,000)	(1,026,000)	(3,391,000)
Per common share Basic and Diluted
Operating revenues	—	—	—	—
Gain (Loss) from continued operations	(0.07)	(0.22)	0.02	(0.11)
Discontinued operations	(0.13)	(0.18)	(0.18)	(0.44)
Net loss	(0.20)	(0.39)	(0.17)	(0.54)
Weighted Average Common Shares Outstanding	6,462,000	6,468,000	6,110,000	6,246,000

2002
Operating revenues	3,234,000	4,938,000	20,515,000	23,030,000
Loss from continued operations	(6,381,000)	(3,175,000)	(2,056,000)	(17,000)
Discontinued operations	2,104,000	(68,000)	(2,000)	(2,000)
Extraordinary item	8,186,000	(746,000)	—	428,000
Net gain (loss)	3,909,000	(3,989,000)	(2,058,000)	409,000
Per common share Basic and Diluted
Operating revenues	0.50	0.84	3.49	3.92
Loss from continued operations	(0.99)	(0.54)	(0.35)	(0.00)
Discontinued operations	0.33	(0.01)	(0.00)	(0.00)
Extraordinary item	1.27	(0.13)	—	0.07
Net gain (loss)	0.60	(0.68)	(0.35)	0.07
Weighted Average Common Shares Outstanding	6,462,000	5,891,000	5,874,000	5,874,000

16. SUBSEQUENT EVENTS

     In February 2003, the Company, through its wholly owned subsidiary, Cypress Communications, entered into a definitive agreement with Eureka Broadband Corporation to purchase the assets of Eureka’s Southern California building-centric voice and data services business. These assets include customer contracts, as well as its in-building networks and associated building access rights. In April 2003, we completed the acquisition.

     The following report of Arthur Andersen, LLP (“Andersen”) is a copy of the report previously issued by Andersen on May 3, 2002. The report of Andersen is included in this annual report on Form 10-KSB because Cypress Communications Inc. qualifies as a predecessor for U.S. RealTel, Inc. The Company has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10K-SB. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cypress Communications, Inc.:

We have audited the accompanying consolidated balance sheets of CYPRESS COMMUNICATIONS, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Communications, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 11 to the financial statements, in February 2002, Cypress Communications, Inc. was acquired by U.S. Realtel, Inc. and Cypress Communications, Inc. became a wholly-owned subsidiary of U.S. Realtel, Inc. Certain liquidity matters related to U.S. Realtel, Inc. and U.S. Realtel, Inc.’s business plans with regard to such matters are described in Note 11.

/s/ ARTHUR ANDERSEN, LLP

Atlanta, Georgia
May 3, 2002

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 2001

ASSETS

	2000	2001

CURRENT ASSETS:
Cash and cash equivalents	$28,108,000	$11,180,000
Short-term investments	67,809,000	22,577,000
Accounts receivable, net of allowance for doubtful accounts of $470,000 and $415,000 in 2000 and 2001, respectively	2,499,000	2,423,000
Other receivables	397,000	713,000
Prepaid expenses and other	606,000	259,000

Total current assets	99,419,000	37,152,000

PROPERTY AND EQUIPMENT, net (Note 3, 10)	101,368,000	27,190,000

OTHER ASSETS:
Real estate access rights, net (Notes 7 and 10)	121,117,000	0
Other intangible assets, net (Note 10)	6,743,000	0
Other	2,758,000	1,192,000

Total other assets	130,618,000	1,192,000

Total assets	$331,405,000	$65,534,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,081,000	$593,000
Accrued expenses and other (Note 2)	21,403,000	9,425,000
Current portion of capital lease obligations	195,000	446,000
Total current liabilities	25,679,000	10,464,000
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	235,000	335,000

Total liabilities	25,914,000	10,799,000

COMMITMENTS AND CONTINGENCIES (Notes 8, 10, and 11)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 150,000,000 shares authorized; 4,854,000 and 4,926,000 shares issued and outstanding in 2000 and 2001, respectively	5,000	6,000
Additional paid-in capital	580,630,000	569,827,000
Deferred compensation	(19,663,000)	(6,312,000)
Other comprehensive income (loss)	345,000	(47,000)
Accumulated deficit	(255,826,000)	(508,739,000)

Total stockholders’ equity	305,491,000	54,735,000

Total liabilities and stockholders’ equity	$331,405,000	$65,534,000

The accompanying notes are an integral part of these consolidated balance sheets.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

	2000	2001

REVENUES	$13,724,000	$18,731,000

OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense	19,758,000	24,620,000
Sales and marketing, including noncash compensation expense of $862,000 and $702,000 in 2000 and 2001, respectively	17,314,000	10,692,000
General and administrative, including noncash compensation expense of $4,765,000 and $1,847,000 in 2000 and 2001, respectively	52,065,000	29,686,000
Amortization of real estate access rights	16,270,000	11,713,000
Depreciation and other amortization	9,724,000	15,921,000
Restructuring and impairment charges (Note 10)	64,746,000	181,579,000

Total operating expenses	179,877,000	274,211,000

OPERATING LOSS	(166,153,000)	(255,480,000)
INTEREST INCOME, net	9,236,000	2,567,000

LOSS BEFORE INCOME TAXES	(156,917,000)	(252,913,000)
INCOME TAX BENEFIT	0	0

NET LOSS	$(156,917,000)	$(252,913,000)

The accompanying notes are an integral part of these consolidated statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

			Additional		Other
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity	Loss

BALANCE, December 31, 1999	276,000	$0	$132,741,000	$(27,124,000)	$0	$(98,909,000)	$6,708,000	$0
Sale of common stock	1,150,000	1,000	179,551,000	0	0	0	179,552,000	0
Conversion of preferred stock (Note 4)	3,282,000	3,000	100,276,000	0	0	0	100,279,000	0
Sale of common stock under ESPP	6,000	0	164,000	0	0	0	164,000	0
Exercise of common stock options	30,000	0	250,000	0	0	0	250,000	0
Issuance of restricted stock	50,000	0	3,000,000	(3,000,000)	0	0	0	0
Purchase of SiteConnect (Note 5)	60,000	1,000	7,908,000	0	0	0	7,909,000	0
Amortization of deferred compensation	0	0	0	5,412,000	0	0	5,412,000	0
Issuance of warrants, net	0	0	161,789,000	0	0	0	161,789,000	0
Forfeiture of unvested options	0	0	(5,049,000)	5,049,000	0	0	0	0
Unrealized gain on short-term investments	0	0	0	0	436,000	0	436,000	436,000
Foreign currency translation adjustment	0	0	0	0	(91,000)	0	(91,000)	(91,000)
Net loss	0	0	0	0	0	(156,917,000)	(156,917,000)	(156,917,000)

Comprehensive loss								$(156,572,000)

BALANCE, December 31, 2000	4,854,000	5,000	580,630,000	(19,663,000)	345,000	(255,826,000)	305,491,000
Issuance of restricted stock	66,000	1,000	703,000	(704,000)	0	0	0	$0
Amortization of deferred compensation	0	0	0	2,549,000	0	0	2,549,000	0
Sale of common stock under ESPP	6,000	0	0	0	0	0	0	0
Forfeiture of unvested options	0	0	(11,506,000)	11,506,000	0	0	0	0
Unrealized loss on short-term investments	0	0	0	0	(392,000)	0	(392,000)	(392,000)
Net loss	0	0	0	0	0	(252,913,000)	(252,913,000)	(252,913,000)
Comprehensive loss								$(253,305,000)

BALANCE, December 31, 2001	4,926,000	$6,000	$569,827,000	$(6,312,000)	$(47,000)	$(508,739,000)	$54,735,000

The accompanying notes are an integral part of these consolidated statements

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000, AND 2001

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,917,000)	$(252,913,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,994,000	27,634,000
Amortization of deferred compensation	5,627,000	2,549,000
Restructuring and impairment charges	64,746,000	181,579,000
Other	(849,000)	780,000
Changes in operating assets and liabilities:
Accounts receivable, net	(677,000)	152,000
Prepaid expenses and other current assets	(1,610,000)	2,185,000
Other assets	(2,374,000)	1,076,000
Accounts payable and accrued expenses	8,259,000	(13,506,000)

Net cash used in operating activities	(57,801,000)	(50,464,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(99,545,000)	(10,613,000)
Sales of property and equipment	0	2,756,000
(Purchases) sales of short-term investments, net	(66,524,000)	44,299,000
Cash acquired in acquisitions	295,000	0
Other	(252,000)	0

Net cash (used in) provided by investing activities	(166,026,000)	36,442,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Investment in Cypress Canada by minority interest	2,450,000	0
Return of investment in Cypress Canada to minority interest	0	(2,333,000)
Proceeds from exercise of stock options	250,000	0
Proceeds from initial public offering, net of offering costs	179,875,000	0
Proceeds from employee stock purchase plan	164,000	0
Principal payments on capital lease obligations	(194,000)	(451,000)

Net cash provided by (used in) financing activities	182,545,000	(2,784,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(85,000)	(122,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(41,367,000)	(16,928,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	69,475,000	28,108,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,108,000	$11,180,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$54,000	$120,000

Assets acquired under capital leases	$0	$802,000

Common stock issued to acquire SiteConnect (Note 5)	$7,901,000	$0

The accompanying notes are an integral part of these consolidated statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 2001

1.    ORGANIZATION AND NATURE OF BUSINESS

Cypress Communications, Inc. and its subsidiaries (“Cypress Communications” or the “Company”) provide a full range of communications services to businesses in multi-tenant office buildings located in select major metropolitan markets within the United States. In February 2002, the Company was acquired by U.S. Realtel, Inc. (“U.S. Realtel”) (Note 11). The Company’s communications services include high speed Internet access and data services, local and long-distance voice services, feature-rich digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. The Company delivers these services over state-of-the-art fiber optic, digital, and broadband networks that Cypress Communications designs, constructs, owns, and operates inside large- and medium-sized office buildings.

Liquidity

The Company has experienced operating losses and generated negative cash flows from operations since its inception and has limited access to capital. At December 31, 2001, the Company has an accumulated deficit of $508.7 million and is subject to various commitments (Note 8). Upon acquisition by U.S. Realtel in February 2002, approximately $17 million of the Company’s cash on hand was used by U.S. Realtel to repay certain short-term financing. Management of U.S. Realtel believes that by capitalizing on Cypress Communications’ infrastructure and its customer base, while reducing Cypress Communications’ operating costs, it will be able to improve operations at Cypress Communications. Management believes that its current cash on hand will be adequate to fund operations through at least December 31, 2002 and that it could reduce or delay expenditures, if necessary, to remain a going concern through at least December 31, 2002. There can be no assurance as to when or if the Company will achieve or maintain positive cash flows and, even if achieved, whether such operations will meet the Company’s business and liquidity objectives. See note 11 regarding the financial condition and liquidity of U.S. Realtel.

Other Risk Factors

The Company faces certain other risk factors, including lack of abundant resources or financing, dependence on key personnel, dependence on third-party suppliers of equipment and communications services, dependence on relationships with certain property owners or operators, competition from other providers of communications services, and potential disruption of services due to system failures.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented on the accrual basis of accounting using accounting principles generally accepted in the United States.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying financial statements have been retroactively restated for the stocks splits discussed in Note 4.

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

Revenue Recognition

The Company’s revenues include recurring charges for local access, long-distance, equipment rental, Internet access, digital satellite business television, voicemail, inbound 800, and other enhanced voice and data services, which are recognized as services are provided. Revenues also include nonrecurring charges for installations and moves, adds, and changes. Installation fees represent the initial cost charged by Cypress Communications for installing voice phone lines, data lines, and Business TV in the tenant’s premises. Move, add, and change (“MAC”) charges are for the Company’s labor and materials related to moving, adding, or changing a customer’s services. Installation and certain MAC charges are recognized when the services are provided as they represent separate earnings process. Other MAC charges, which are not separate earnings process, are generally deferred and amortized over 24 months. At December 31, 2001, approximately $267,000 of deferred revenue is recorded in accrued expenses and other in the accompanying balance sheet. All related up front costs have been expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

Short-term investments generally mature between three months and five years from the purchase date. All short-term investments are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Realized gains and losses were not significant.

Foreign Currencies

Foreign operations relate only to the Company’s operations in Canada, which ceased in 2001 (Note 6). Assets and liabilities recorded in foreign currencies are translated at the exchange rate in effect on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in other expenses and were not significant.

Property and Equipment

Property and equipment are stated at cost, except for assets determined to be impaired under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” (“SFAS No. 121”) (Notes 3 and 10). Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to seven years). Leasehold improvements are depreciated over the lesser of the average lease term (or the term of the related license agreement) or the assets’ useful lives. Depreciation expense was $9,003,000 and $15,025,000 for the years ended December 31, 2000 and 2001, respectively. Maintenance and repairs are charged to expense as incurred. Gains or losses on disposal of property and equipment are recognized in operations in the year of disposition.

Income Taxes

Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (Note 9). Deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting.

Intangibles

Goodwill and certain identifiable intangibles were recorded in connection with the Company’s purchase of substantially all of the assets of MTS Communications Company, Inc. and the purchase of all of the outstanding common stock of SiteConnect, Inc. (“SiteConnect”) (Notes 5 and 10). These costs are being amortized using the straight-line method over three to ten years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. An impairment is recognized when the undiscounted future net cash flows estimated to be generated by the asset are insufficient to recover the current carrying value of the asset. Estimates of future cash flows are based on many factors, including current operating results, expected market trends, and competitive influences. In 2000 and 2001, the Company recorded charges for property and equipment and real estate access rights impaired by management’s decisions to reduce operations in certain buildings and markets and based on the results of impairment tests completed in accordance with SFAS No. 121 (Note 10). An impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. Management believes that the remaining long-lived assets in the accompanying financial statements are appropriately valued as of December 31, 2000 and 2001. However, changes in the Company’s business or cash flows may significantly impact the realizability of such assets in the future.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets approximate the fair values for cash, short-term investments, and capital lease obligations.

Segment Reporting

The Company provides an integrated package of communication products to small- and medium-sized businesses and manages its business on an integrated basis.

Accrued Expenses and Other

Accrued expenses relate to the following at December 31, 2000 and 2001:

	2000	2001

Restructuring (Note 10)	$7,267,000	$5,260,000
Network costs	2,610,000	1,491,000
Taxes	255,000	732,000
Compensation	3,179,000	368,000
Property and equipment additions	4,652,000	0
Liability to investor in Cypress Canada (Note 6)	2,450,000	0
Other	990,000	1,574,000

	$21,403,000	$9,425,000

Stock Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123”) (Note 4).

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) effective July 1, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) effective for the Company on January 1, 2002. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the Company to cease amortizing goodwill that existed at June 30, 2001 for all periods after December 31, 2001, and any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The Company’s goodwill and intangibles were determined to be impaired prior to adoption of this standard and were written down to zero (Note 10).

SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) was issued in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company will adopt this statement on January 1, 2003. The Company is currently assessing the impact of the adoption of SFAS No. 143 on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 is effective for the Company effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121 and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company does not expect its adoption to have a material impact on the results of its operations or financial position.

3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2000 and 2001:

	2000	2001

System infrastructure	$39,183,000	$6,702,000
System equipment	20,363,000	12,914,000
Computer and office equipment	11,503,000	2,287,000
Leasehold improvements	15,374,000	2,498,000
Undeployed equipment	26,682,000	2,789,000

	113,105,000	27,190,000
Less accumulated depreciation and amortization	(11,737,000)	0

	$101,368,000	$27,190,000

As discussed in Note 10, the Company recorded certain impairment charges in 2000 and 2001 related to property and equipment. As a result of these charges, property and equipment was recorded at their estimated fair value at December 31, 2001 and such amounts became their new cost bases.

Undeployed equipment includes excess equipment that the Company utilizes in its network as necessary. Additionally, the Company is actively trying to sell such equipment in connection with its restructuring (Note 10).

4.    CAPITAL TRANSACTIONS

Stock Option Plans

In July 1997, the Company adopted the 1997 Management Option Plan (the “1997 Option Plan”). The 1997 Option Plan provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock to officers, directors, and key employees responsible for the direction and management of the Company. The options expire ten years after the date of grant and vest 20% upon the first anniversary of the date of grant and 5% each subsequent quarter measured from the first anniversary of the date of grant.

On December 21, 1999, the Company’s board of directors adopted the 2000 Stock Option Plan (the “2000 Option Plan”), which was approved subsequently by the stockholders on December 23, 1999. All officers, directors, and key persons are eligible to participate in the 2000 Option Plan, subject to the discretion of a committee appointed by the board of directors. Under the 2000 Option Plan, the options expire ten years after the date of grant, and vest 25% upon the first anniversary of the date of grant, and 6.25% each subsequent quarter measured from the first anniversary of the date of grant. The board of directors reserved a combined 11.7 million shares for issuance under the 1997 Option Plan and the 2000 Option Plan.

A summary of the activity related to the option plans is as follows for the years ended December 31, 2000 and 2001:

		Weighted
	Weighted	Average
	Average	Exercise
	Shares	Price

Balance at December 31, 1999	582,000	$16.40
Granted	313,200	94.20
Forfeited	(97,400)	76.50
Exercised	(30,500)	8.40

Balance at December 31, 2000	767,300	41.50
Granted	191,157	11.32
Forfeited	(572,073)	47.76

Balance at December 31, 2001	386,384	$9.78

The following table summarizes information about the stock options outstanding at December 31, 2001:

			Number	Weighted
			of Options	Average	Weighted	Exercisable
			Outstanding at	Remaining	Average	as of
Exercise			December 31,	Contractual	Exercise	December 31,
Price			2001	Life	Price	2001

(In Years)
$ 1.50	to	$1.70	29,775	9.8	$1.60	0
$ 2.70	to	$3.00	11,200	9.6	2.76	0
$ 4.40	to	$5.00	20,850	9.4	4.70	0
$ 6.70	to	$9.40	132,529	8.5	6.86	103,834
$10.70	to	$12.80	192,030	8.1	12.07	78,688

			386,384

The Company recorded deferred compensation of approximately $2.3 million in 1998 and approximately $26.3 million in 1999, which represents the difference between the exercise price per option and the fair value of the Company’s common stock at the dates of grant. All options granted in 2000 and 2001 were made with exercise prices equal to the fair market value of the Company’s common stock at the grant dates. Deferred compensation is amortized over the vesting period of the stock options, which is generally four or five years. In 2000 and 2001, the Company reversed approximately $5 million and $11.5 million, respectively, of deferred compensation related to the forfeiture of unvested options. In 2000 and 2001, the Company also reduced noncash compensation expense, which is recorded in sales and marketing and general and administrative expenses in the accompanying statements of operations, by approximately $539,000 and $165,000, respectively, as a result of these forfeitures. In connection with the acquisition of the Company in February 2001 by U.S. Realtel, the Company’s option plans were terminated (Note 11).

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net loss would have been the pro forma amounts indicated below. The pro forma net loss is calculated using the Black-Scholes option pricing model using the following assumptions: risk-free interest rates of 6.35% for 2000 and 3.59% for 2001; expected life of 3.5 years for 2000 and 2001; dividend yield of 0%, expected volatility of 65% for 2000 and 50% for 2001. The weighted average fair value of options granted during the years ended December 31, 2000 and 2001 was $4.85 and $4.52 per option, respectively.

	2000	2001

Net loss, as reported	$(156,917,000)	$(252,913,000)
Net loss, pro forma	(158,436,000)	(253,111,000)

Shareholder Rights Plan

In December 1999, the Company approved a stockholder rights plan. Subject to certain limited exceptions, this plan entitled the stockholders to rights to acquire additional shares of the Company’s common stock when a third party acquired 15% of the Company’s common stock or commenced or announced its intent to commence a tender offer for at least 15% of the Company’s common stock. This plan was amended in January 2002 to allow for the acquisition of the Company if the Company’s board of directors approved the acquisition in advance. In January 2002, the Company’s board approved the proposed merger with U.S. Realtel (Note 11) for all purposes under the stockholder rights plan, as amended. As a result, stockholders acquired no additional rights under the stockholder rights plan.

Employee Stock Purchase Plan

In December 1999, the board of directors and stockholders approved an employee stock purchase plan. Up to 90,000 shares of common stock may be issued under this plan. Under this plan, eligible employees may contribute up to 10% of their compensation toward the purchase of the Company’s common stock at a price that is the lesser of 85% of the closing price on either the first or last day of each offering period. During 2000, employees purchased approximately 6,000 shares under this plan at an average price of $26.90 per share. During 2001, employees purchased approximately 6,000 shares under this plan at an average price of $0.48 per share. In July 2001, the employee stock purchase plan was suspended.

Stock Option Repricing

On February 16, 2001, the Company’s board of directors approved a plan to reprice certain existing stock options having an exercise price of greater than $25.20 per share. Pursuant to the plan, options to purchase 156,679 shares of common stock, having an original weighted average exercise price of $102.50 per share, were repriced to an exercise price of $12.80 per share. In addition, options to purchase 161,950 shares of common stock held by certain executive officers of the Company, having an original weighted average exercise price of $50.10 per share, were converted into (i) options to purchase 91,000 shares of common stock at $12.80 per share and (ii) 49,670 shares of restricted common stock. The Company recorded deferred compensation of $529,000 for the restricted stock, which is being amortized over the three-year vesting period. The vesting schedules applicable to the employee stock options affected by this repricing and conversion did not change. The Company accounts for the repriced stock options under the variable accounting method. During 2001, Cypress Communications was not required to record any incremental compensation expense related to the repriced options, as the fair value of the Company’s common stock was below $12.80 per share as of December 31, 2001.

Amendments to Certificate of Incorporation

In February 2000, the Company amended and restated its certificate of incorporation to, among other things, increase the total number of authorized common stock and preferred stock to 15,000,000 and 2,100,000, respectively. The amendment designated 100,000 shares of the preferred stock as Series Z Junior Participating Cumulative Preferred Stock.

In August 2001, the Company amended its second amended and restated certificate of incorporation to combine and reclassify each ten shares of existing common stock as one share of issued outstanding new common stock.

Stock Splits

In February 2000, a committee appointed by the Company’s board of directors approved a 4.5-for-1 stock split with respect to its outstanding common stock. All shares of common stock and per-share amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

In August 2001, the Company’s board of directors approved a 1-for-10 reverse stock split with respect to its outstanding common stock. All shares of common stock and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

Initial Public Offering

On February 15, 2000, the Company completed its initial public offering. The Company sold an aggregate of 1,150,000 shares of common stock (including 150,000 shares which were issued upon the exercise of the underwriters’ over-allotment option) at a per share price of $170, for an aggregate offering price of approximately $195.5 million. After deducting offering expenses, the Company received approximately $179.6 million in net proceeds from the initial public offering. Simultaneous with the closing of the Company’s initial public offering, all outstanding shares of the Company’s preferred stock automatically converted into 3,282,000 shares of common stock.

Executive Compensation

In May 2000, in connection with an executive compensation arrangement for the Company’s new Chief Executive Officer (“CEO”), the Company issued the CEO an option to acquire 100,000 shares of common stock with an exercise price of $60 per share, the fair market value of the Company’s common stock on the date of grant. These options vest 25% upon the first anniversary of the date of grant and 6.25% each subsequent quarter measured from the first anniversary of the date of grant. Additionally, in May 2000, the Company granted the new CEO 50,000 shares of restricted common stock, which vest five years from the grant date. In connection therewith, the Company recorded deferred compensation expense of $3 million, which is being amortized over the five-year vesting period. The Company also recorded charges of approximately $1.4 million, included in general and administration expense, in May 2000 related to the recruitment of the new CEO. This charge included $215,000 for the estimated fair value of a warrant issued to an executive search firm that allows the holder to purchase 11,667 shares of the Company’s common stock at $110 per share. This warrant expires on May 30, 2003.

On February 16, 2001, Cypress Communications granted 16,500 shares of restricted common stock under an executive compensation agreement with its Chief Executive Officer and, in connection therewith, recorded deferred compensation expense of $175,000, which is being amortized over the vesting period of approximately four years. According to the terms of the agreement, one-half of the shares would vest if and when the Company’s management established, and the Company’s board of directors approved, a fully funded business plan. The vesting of the remaining half of the shares will be accelerated if the Company’s closing sales price of common stock exceeds $60 dollars per share adjusted for stock split, stock dividend, or recapitalization. On March 21, 2001, one-half of the shares vested as a result of the Company’s board of director’s approval of the Company’s fully funded business plan.

For the year ended December 31, 2001, the Company recorded amortization expense of $105,000 for these restricted shares.

5.    ACQUISITIONS

In April 2000, the Company acquired all of the outstanding common stock of SiteConnect, a Seattle-based, in-building communications service provider, in exchange for an aggregate of 63,565 shares of the Company’s common stock. The acquisition was accounted for as a purchase, and accordingly, the results of operations of SiteConnect have been included since the date of acquisition in the accompanying statements of operations. The allocation of the purchase price was as follows:

Current assets	$491,000
Property and equipment	602,000
Intangible assets:
Real estate access rights	1,470,000
Customers	219,000
Goodwill	5,407,000
Current liabilities	(280,000)

Total	$7,909,000

The useful lives of the intangible assets acquired from SiteConnect are as follows:

Real estate access rights	Ten years
Customers	Three years
Goodwill	Ten years

See Note 10 regarding impairment charges recorded in 2001 related to these intangible assets.

6.    CYPRESS CANADA

In September 2000, Cypress Communications and e-ffinity properties, inc. formed Cypress Canada Communications Inc. (“Cypress Canada”) to provide in-building communications services in Canada. Cypress Communications and e-ffinity owned 51% and 49%, respectively, of Cypress Canada. Cypress Canada was originally capitalized with a total of $5 million in cash contributed by Cypress Communications and e-ffinity based on each party’s respective ownership percentage.

In January 2001, Cypress Communications and e-ffinity agreed to cease the operations of Cypress Canada and for Cypress Communications to return e-ffinity’s original investment in the joint venture. As a result of this agreement, Cypress Communications recorded an accrued liability of $2,450,000 at December 31, 2000 for this expected payment and reflected 100% of the net loss of Cypress Canada in the Company’s statement of operations for the year ended December 31, 2000. In 2001, this liability was settled in cash for $2,333,000 reflecting current exchange rates at that time.

7.         REAL ESTATE ACCESS RIGHTS

In November and December 1999, the Company entered into master license agreements and stock warrant agreements with several property owners and operators (the “1999 Warrant Program”). Under the terms of these agreements, the Company agreed to issue warrants to purchase up to an aggregate of approximately 1.1 million shares of the Company’s common stock at a price of $40.22 per share. These warrants are exercisable for periods of five to ten years. The number of warrants earned was based on the gross leasable area of the buildings subject to the master license agreements. Upon the completion of a due-diligence period and the finalization of the building schedules in the master license agreements, the final number of warrants earned was determined and the warrants were nonforfeitable. As such, in accordance with Emerging Issues Task Force Issue 96-18, the Company recorded the fair value of these warrants as an intangible asset, real estate access rights, which is being amortized on a straight-line basis over the terms of the related license agreements, which are generally ten years. As of

December 31, 1999, the Company had recorded approximately $23.4 million for the fair value of warrants earned through December 31, 1999. During 2000, the Company recorded an additional $163.4 million for the fair value of all remaining warrants earned under the 1999 Warrant Program.

In 2000, the Company entered into additional master license agreements and stock warrant agreements with certain property owners or operators (the “2000 Warrant Program”). During the three months ended June 30, 2000, the Company entered into agreements with four property owners and operators. Under the terms of these agreements, the Company agreed to issue warrants to purchase up to an aggregate of 64,209 shares of the Company’s common stock at a weighted average exercise price of $111.10 per share. During the three months ended September 30, 2000, the Company entered into agreements with two property owners and operators. Under the terms of these agreements, the Company agreed to issue warrants to purchase up to an aggregate of 25,681 shares of the Company’s common stock at a weighted average exercise price of $48.10 per share. The warrants under the 2000 Warrant Program are exercisable for a period of ten years. The exact number of shares of common stock underlying the warrants, which is based on the gross leasable area of the buildings set forth in the master license agreements, was determined upon the completion of a due-diligence period and the finalization of the building schedules. Warrants earned under the 2000 Warrant Program are forfeitable until a specific communications license agreement (“CLA”) is signed for a particular building. As such, in accordance with EITF 96-18, the measurement date for valuing the warrants is the dates upon which the property owners and operators enter into a CLA with the Company. Upon signing a CLA, the fair value of the warrants attributable to such CLA is recorded as real estate access rights and is amortized over the terms of the related CLA, which is expected to be ten years. Through December 31, 2000, approximately $1 million has been recorded related to 36,606 warrants earned under the 2000 Warrant Program. No additional warrants were issued in 2001.

As of December 31, 2000, property owners had voluntarily returned warrants to purchase 19,274 shares of our common stock that were attributable to buildings that such owners failed to deliver in accordance with their master license agreements. The weighted average price of such returned warrants was $152.10 per share. The Company reduced its recorded real estate access rights by $2.9 million to reflect the returned warrants.

In December 2000 and during the year ended 2001, the Company recorded impairment charges in accordance with SFAS No. 121 of $47.7 million and $109.4 million, respectively, to write-off the value of real estate access rights (Note 10).

8.    COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under several operating and capital lease agreements, primarily for office space and equipment. Future annual minimum rental payments under these leases as of December 31, 2001 are as follows:

	Operating	Capital

2002	3,007,000	$516,000
2003	3,124,000	327,000
2004	3,224,000	25,000
2005	2,836,000	16,000
2006	1,662,000	0
Thereafter	903,000	0

Total	14,756,000	884,000
Less amount representing interest and taxes		103,000

Present value of future minimum capital lease payments		781,000
Less current portion		(446,000)

Long-term portion		$335,000

Minimum commitments under operating leases above are net of cash due to the Company under subleases of $1,023,000, $ 772,000, $521,000, $438,000, $38,000, and $5,000 for 2002, 2003, 2004, 2005, 2006, and thereafter, respectively. Rental expense was $4,087,000 and $3,782,000 for the years ended December 31, 2000 and 2001, respectively.

Obligations Under License Agreements

The Company has entered into license agreements with property owners and/or operators of several office buildings whereby the Company has the right to provide communications services in these buildings. Under the terms of the agreements, the Company is generally obligated to pay a commission based on the greater of a base fee or a percentage of revenue earned in the related building or development. At December 31, 2001, the Company’s aggregate minimum obligation under these agreements were as follows:

2002	$1,169,000
2003	1,164,000
2004	1,147,000
2005	539,000
2006	316,000
Thereafter	862,000

$5,197,000

The commitments above exclude an estimated total of $2.4 million of potential obligations under license agreements in buildings in which the Company’s communications network has not been constructed. In the opinion of management, such amounts will not be owed as the Company is not providing services in those buildings.

Obligations Under Communications Service Agreements

At December 31, 2001, the Company had contracts with several communications providers with minimum purchase obligations for leased voice and data transport, equipment collocation, and other services. As of December 31, 2001, approximate future minimum purchase commitments under these agreements were as follows:

2002	$2,109,000
2003	340,000
2004	213,000
2005	86,000
2006	4,000
Thereafter	9,000

$2,761,000

The above amounts do not include minimum commitments with several communications providers for leased circuits that the Company is actively negotiating to terminate in connection with its restructuring (Note 10). The Company has accrued at December 31, 2001 approximately $3.1 million which represents management’s estimate of potential amounts due under these agreements. However, the actual amounts due upon termination of these commitments may differ significantly from this amount.

Employee Benefit Plan

In 1997, the Company adopted a 401(k) defined contribution plan. Participants may elect to defer 15% of compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. The Company may provide matching contributions under this plan but has not done so in the periods presented.

Employment and Severance Agreements

The Company had an employment agreement with its former CEO that provided for severance compensation in the event a change in control terminates the CEO’s employment within 24 months of such change in control. The agreement provided for a lump-sum severance payment of six times the executive’s base salary and three times the value of any savings and retirement benefits, welfare, and fringe benefits provided to the CEO during the 12-month period prior to termination. In December 2001, this employment agreement was terminated, and the Company and the CEO entered into a new severance agreement. Under this agreement, the CEO continued to receive his base salary. Additionally, under certain conditions, the CEO was eligible for a separation payment of $400,000. In February 2002, the Company was acquired by U.S. Realtel (Note 11), and the CEO received this payment in accordance with the terms of this agreement.

In December 2001, the Company entered into severance arrangements with two officers of the Company. Under these arrangements, these officers earned severance payments totaling $360,000. Prior to December 31, 2001, $45,000 of such payments were made, and $315,000 was recorded in accrued expenses in the accompanying balance sheet at December 31, 2001. Such amounts were paid subsequent to December 31, 2001. See Note 11 for further discussion of severance arrangements paid in connection with the acquisition of the Company by U.S. Realtel.

Legal Proceedings

The Company is subject to legal proceedings and claims, including employment and other matters that arise in the ordinary course of business. There are no pending legal proceedings to which the Company is a party that management believes will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

9.    INCOME TAXES

The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases, which give rise to deferred tax assets and liabilities, are as follows as of December 31, 2000 and 2001:

	2000	2001

Deferred income tax assets:
Net operating loss carryforwards	$41,217,000	$125,023,000
Allowance for doubtful accounts	183,000	162,000
Property and equipment	0	4,497,000
Accrued expenses	6,567,000	2,051,000
Real estate access rights	18,583,000	31,885,000
Other	250,000	0

Total deferred income tax assets	66,800,000	163,618,000
Deferred income tax liabilities:
Property and equipment	(1,625,000)	0
Valuation allowance	(65,175,000)	(163,618,000)

Net deferred income taxes	$0	$0

The Company has provided a valuation allowance against its net deferred tax assets. The Company has estimated net operating loss carryforwards of approximately $328 million. The net operating loss carryforwards begin to expire in the year 2017 if not previously utilized. Additionally, use of the Company’s net operating losses is limited due to certain ownership changes as defined in Section 382 of the Internal Revenue Code. Utilization of existing net operating loss carryforwards may be further limited in future years if significant ownership changes occur.

The components of the provision for income taxes for the years ended December 31, 2000 and 2001 are as follows:

	2000	2001

Current	$0	$0
Deferred	(58,798,000)	(98,443,000)
Increase in valuation allowance	58,798,000	98,443,000

Total income tax benefit	$0	$0

The differences between the federal statutory income tax rate and the Company’s effective rate for the years ended December 31, 2000 and 2001 are as follows:

	2000	2001

Federal statutory rate	(34)%	(34)%
State income taxes, net of federal benefit	(5)	(5)
Permanent differences	1	0
Increase in valuation allowance	38	39

Effective rate	0%	0%

10.    RESTRUCTURING AND IMPAIRMENT CHARGES

In December 2000, the Company’s board of directors approved a revised business strategy that included several initiatives that were designed to extend the Company’s need for additional funding into the second quarter of 2002. The revised strategy included the Company’s exit from several markets, as well as cost reductions through employee reductions and other measures. This strategy would focus the Company’s retail operations in 13 markets including Atlanta, Boston, Chicago, Dallas, Denver, Houston, New Orleans, Phoenix, San Francisco, Seattle, Southern California (Los Angeles and Orange County), South Florida, and Washington D.C. The Company had originally targeted 28 metropolitan retail markets. The Company also decided to implement wholesale operations in all 28 markets where it had constructed in-building networks whereby the Company would sell access to its in-building networks to other communications providers. In December 2000, the Company recorded restructuring and impairment charges totaling $64.7 million as a result of this revised business plan.

In March 2001, the Company continued to revise its strategy and adopted a plan to further reduce its retail efforts to operate in seven major metropolitan markets including Atlanta, Boston, Chicago, Dallas, Houston, Southern California (Los Angeles and Orange County), and Seattle. During 2001, the Company also adopted plans to exit service in 30 buildings in markets in which it was continuing retail operations, as well as adopted plans to rationalize its network capacity. As part of its restructurings in 2001, the Company reduced its workforce by approximately 400 employees. In connection with these further changes in business strategy, the Company recorded additional restructuring and impairment charges in 2001 as discussed further below.

A detail of the restructuring and impairment charges that the Company recorded in December 2000 related to its restructuring plans and asset impairments are as follows:

Impaired real estate access rights	$47,650,000
Impaired property and equipment	9,572,000
Circuit termination charges	5,104,000
Office space leases	2,056,000
Severance benefits and other	364,000

Total	$64,746,000

A detail of the restructuring and impairment charges that the Company recorded during the year ended December 31, 2001 related to its restructuring plans and asset impairments are as follows:

Impaired real estate access rights	$109,398,000
Impaired property and equipment	59,987,000
Impaired goodwill and other intangibles	5,847,000
Circuit termination charges	(1,351,000)
Office space leases	5,008,000
Severance benefits and other	2,690,000

Total	$181,579,000

Impairment charges recorded in accordance with SFAS No. 121 include the write off the net book value of real estate access rights related to the buildings in which the Company has suspended retail services. The Company also recorded impairment charges related to (i) property and equipment that the Company has not placed in service, no longer plans to use, and expects to sell at a discount from its net book value and (ii) property and equipment deployed in buildings in which the Company does not plan to provide retail services and that the Company believes has no salvage value or a value less than its carrying value. Property and equipment expected to be sold was written down to its estimated fair value based upon third-party quotes to purchase such property and equipment and based on amounts received upon the actual sale of excess equipment. Additionally, as discussed further below, at December 31, 2001, the Company recorded an additional impairment charge to write-off the remaining net book value of real estate access rights and other intangibles, and to record its property and equipment at estimated fair value at December 31, 2001, in accordance with the provisions of SFAS No. 121.

Restructuring charges include the Company’s estimate of costs it may incur to terminate contracts it has with communications service providers to purchase circuits and connectivity, as well as charges for office space lease commitments in markets where the Company has exited or reduced retail operations, net of an estimate for sublease rentals. The restructuring charge also includes severance benefits for terminated employees. Restructuring costs were accrued in accordance with EITF 94-3.

In the December 2000 restructuring charge, the Company recorded a $2.1 million accrual for office space lease commitments in markets in which the Company suspended retail services, net of estimated sublease revenues. This accrual was based upon Company estimates that were considered most likely at the time. During 2001, the Company revised this estimate based on changes in expected sublease revenues and lease termination charges. Additionally, the Company recorded additional restructuring charges for excess office space, net of estimated sublease revenues, based on its 2001 restructuring plans. The total restructuring charges recorded in 2001 related to excess office space, including the revision of prior estimates, was $5,008,000.

In December 2000, the Company recorded a charge of $9.6 million related to property and equipment impaired as described above. In 2001, the Company recorded $30.4 million of charges for additional property and equipment impaired as a result of the Company’s revised business plans, including amounts recorded to reflect the revision to the salvage value of certain previously expensed equipment. A portion of the 2001 property and equipment impairment charge relates to the $14 million write off of the net book value of a new billing, customer service, and provisioning system that the Company ceased development and implementation of in the third quarter of 2001.

The Company accrued approximately $5.1 million at December 31, 2000 for estimated costs to terminate excess circuit and connectivity contracts. During 2001, the Company recorded additional restructuring charges related to the estimated costs to terminate additionally identified excess circuit and connectivity contracts as a result of further reductions in markets and buildings served. The Company revised its original estimates for such costs based on actual invoices received and as a result recorded a net credit to restructuring charges of $1,351,000 for the year ended December 31, 2001. See Note 8 for additional discussion related to these commitments.

The Company’s prospects and operations continued to decline through December 31, 2001, therefore the Company completed an impairment analysis in accordance with SFAS No. 121. Based on the results of this analysis, the Company determined that additional impairments existed at December 31, 2001. As a result, at December 31, 2001, the Company recorded additional impairment charges of $81.8 million to write-off the remaining book value of real estate access rights, an impairment charge of $5.9 million to write-off the remaining book value of goodwill and other intangibles, as well as a charge of $29.6 million to reduce property and equipment to its estimated fair market value. The Company estimated the fair value of its property and equipment based on an analysis that considered current market prices for such equipment and its expected usage of such property and equipment.

Impaired real estate access rights, goodwill and other intangibles, and property and equipment charges are noncash charges. Circuit termination charges, office space leases, and severance benefits are charges expected to be paid in cash. Restructuring charges were accrued as follows:

	2000	2001	Total

Circuit termination charges	$5,104,000	$(1,351,000)	$3,753,000
Office space leases	2,056,000	5,008,000	7,064,000
Severance and other	364,000	860,000	1,224,000

Total	$7,524,000	$4,517,000	$12,041,000

Cash payments related to these accruals are as follows:

			Total
	2000	2001	Amount

Circuit termination charges	$0	$669,000	$669,000
Office space leases	0	4,900,000	4,900,000
Severance and other	257,000	955,000	1,212,000

Total	$257,000	$6,524,000	$6,781,000

Net accrual at December 31, 2001			$5,260,000

11.    SUBSEQUENT EVENTS

Acquisition of the Company

In January 2002, the Company entered into a definitive agreement providing for the sale of the Company to U.S. RealTel. Pursuant to the agreement, U.S. RealTel initiated a tender offer for all the outstanding shares of common stock of the Company, including the associated rights to purchase preferred stock, at $3.50 per share net to the seller, in cash. The transaction, which was subject to 90% of the shares outstanding being tendered and not withdrawn, as well as other customary and legal closing conditions, was completed on February 25, 2002 with approximately 94% of the shares tendered for cash payments of approximately $15 million. The acquisition of the remaining shares was completed immediately after the closing of the tender through the short-form merger of a wholly owned subsidiary of U.S. RealTel with and into the Company, with Cypress Communications surviving as a wholly owned subsidiary of U.S. RealTel.

The merger agreement provided that at the date of closing, each then-outstanding option to purchase shares of Cypress Communications common stock under any option plan, program or arrangement of Cypress Communications (“Option”), whether or not such Option is then exercisable or vested, was converted into an obligation of Cypress Communications to pay to the option holder a cash amount equal to the product of (i) the excess, if any, of the offer price over the applicable per share exercise price of such Option and (ii) the number of shares subject to such Option.

All warrants and other equity interests of the Company, other than the Options discussed above, the outstanding warrants held by property owners and operations (Note 7) and the warrant issued in connection with the hiring of the Company’s former CEO (Note 4), were canceled as of the closing date. Each restricted stock award of Cypress Communications was, immediately prior to the initial expiration date of the offer, vested to permit the holders of such restricted stock awards to tender the shares in the tender offer.

In connection with the merger and resulting change of control, the Company paid out severance of $400,000 to the Company’s former CEO under a severance and separation arrangements that existed at December 31, 2001 (Note 8). Additionally, in February 2002, the Company entered into severance arrangements with certain other officers and employees of the Company. Under these arrangements, the Company paid out severance of approximately $400,000 upon the change of control resulting from the acquisition of the Company by U.S. Realtel.

U.S. Realtel Liquidity Issues

In March 2002, U.S. Realtel decided to discontinue its operations in Latin America, which represented the majority of its consolidated revenues for the year ended December 31, 2001 and U.S. Realtel continues to have cumulative losses since inception and negative cash flows from operations. U.S. Realtel’s Latin America assets are currently held for disposition or in the process of liquidation. In 2001, operating costs associated with U.S. Realtel’s efforts to develop its markets in Argentina and Brazil, its corporate burn rate, which included existing commitments entered into prior to the sale of the certain old North American operations, and a declining economy in Argentina, all negatively affected its cash position during 2001. Disposition of its international operations and its efforts to develop its telecommunications services business may continue to impact U.S. Realtel’s cash position and may cause a further decrease in U.S. Realtel’s cash position during 2002.

U.S. Realtel’s management believes that the acquisition of Cypress Communications and its plans to improve Cypress Communication’s operations will ultimately result in additional positive cash flows for U.S. Realtel. Additionally, U.S. Realtel is pursuing other potential acquisitions, which could provide additional cash flows, as well as various sources of debt and/or equity financing to support such acquisitions and to fund its working capital requirements. There can be no assurance as to when, or if at all, U.S. Realtel will be able to affect such transactions or improvements in operations and, even if affected, whether such plans will allow it to achieve its business and liquidity objectives.

Employment Agreements

In February 2002, Cypress entered into one-year employment agreements, to continue year to year unless terminated sooner, with Charles B. McNamee and Gregory P. McGraw. Pursuant to the employment agreement, Mr. McNamee will serve as Chief Executive Officer of Cypress Communications and will receive an annualized salary of $200,000, in addition to options to purchase 900,000 shares of U.S. Realtel’s common stock. Pursuant to the employment agreement, Mr. McGraw will serve as President and Chief Operating Officer of Cypress Communications and will receive an annualized salary of $200,000, in addition to options to purchase 900,000 shares of U.S. Realtel’s common stock. Under these employment agreements, Mr. McNamee and Mr. McGraw will also be eligible for certain bonuses.

Independent Auditors’ Report

Cypress Communications, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Cypress Communications, Inc. and subsidiaries for the one-month period from January 1, 2002 to January 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the one-month period from January 1, 2002 to January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Atlanta, Georgia April 1, 2003

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

REVENUES	$1,565,000
DIRECT COSTS	1,318,000

REVENUES – NET OF DIRECT COSTS	247,000

OPERATING EXPENSES
Sales and Marketing	270,000
General and administrative	7,770,000

TOTAL OPERATING EXPENSES	8,020,000

Loss from continuing operations	(7,773,000)

OTHER INCOME (EXPENSE)
Interest income	85,000
Interest expense	(17,000)

TOTAL OTHER INCOME (EXPENSE) — NET	68,000

Loss before income taxes	(7,705,000)
Income tax	—

Net Loss	$(7,705,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

	Common Stock		Additional		Other
			Paid-In	Deferred	Comprehensive	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity	Loss

BALANCE, January 1, 2002	4,926,000	$6,000	$569,827,000	$(6,312,000)	$(47,000)	$(508,739,000)	$54,735,000	$—
Write-off of deferred compensation	—	—	—	6,312,000	—	—	6,312,000	—
Unrealized loss on short-term investments	—	—	—	—	(31,000)	—	(31,000)	(31,000)
Net loss	—	—	—	—	—	(7,705,000)	(7,705,000)	(7,705,000)

Comprehensive loss								$(7,736,000)

BALANCE, January 31, 2002	4,926,000	$6,000	$569,827,000	$—	$(78,000)	$(516,444,000)	$54,735,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,705,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321,000
Write-off of deferred compensation	6,312,000
Bad debt expense	8,000
Other non cash item	(31,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(89,000)
Prepaid expenses and other current assets	(831,000)
Other assets	780,000
Accounts payable and accrued expenses	(908,000)
Deferred revenues	282,000

Net cash used in operating activities	(1,855,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	8,000

Net cash provided by investing activities	8,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	—

Net cash used in financing activities	—

DECREASE IN CASH AND CASH EQUIVALENTS	(1,847,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF MONTH	33,757,000

CASH AND CASH EQUIVALENTS, END OF MONTH	$33,910,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$17,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

1. ORGANIZATION AND NATURE OF BUSINESS

     Cypress Communications, Inc. and its subsidiaries (“Cypress Communications” or the “Company”) provide a full range of communications services to businesses in multi-tenant office buildings located in select major metropolitan markets within the United States. In February 2002, the Company was acquired by U.S. Realtel, Inc. (“U.S. Realtel”). The Company’s communications services include high speed Internet access and data services, local and long-distance voice services, feature-rich digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. The Company delivers these services over state-of-the-art fiber optic, digital, and broadband networks that Cypress Communications designs, constructs, owns, and operates inside large- and medium-sized office buildings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying financial statements are presented on the accrual basis of accounting using accounting principles generally accepted in the United States.

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

REVENUE RECOGNITION

     The Company’s revenues include recurring charges for local access, long-distance, equipment rental, Internet access, digital satellite business television, voicemail, inbound 800, and other enhanced voice and data services, which are recognized as services are provided. Revenues also include nonrecurring charges for installations and moves, adds, and changes. Installation fees represent the initial cost charged by Cypress Communications for installing voice phone lines, data lines, and Business TV in the tenant’s premises. Move, add, and change (“MAC”) charges are for the Company’s labor and materials related to moving, adding, or changing a customer’s services. Installation and certain MAC charges are recognized when the services are provided as they represent separate earnings process. Other MAC charges, which are not separate earnings process, are generally deferred and amortized over 24 months.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to seven years). Leasehold improvements are depreciated over the lesser of the average lease term (or the term of the related license agreement) or the assets’ useful lives. Depreciation expense was $321,000 for the one-month period ended January 31, 2002. Maintenance and repairs are charged to expense as incurred. Gains or losses on disposal of property and equipment are recognized in operations in the year of disposition.

DEFERRED COMPENSATION

     Deferred compensation has been expensed in the one-month period ended January 31, 2002 due to the acceleration of vesting provision of the underlying equity instrument in connection with the acquisition by U.S. RealTel, Inc. (note 5).

SEGMENT REPORTING

     The Company provides an integrated package of communication products to small- and medium-sized businesses and manages its business on an integrated basis.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical corrections. This Statement rescinded Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinded FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amended FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amended other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this Statement related to the rescission of Statement No. 4 must be applied in fiscal year beginning after May 15, 2002. The provisions of this Statement related to Statement 13 will be applicable for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The Company does not believe the adoption of FIN 45 will have a material impact on its consolidated financial statements.

3. COMMITMENTS AND CONTINGENCIES

LEASES

The Company is obligated under several operating and capital lease agreements, primarily for office space and equipment. Future annual minimum rental payments assumed on December 31 year-end under these leases as of January 31, 2002 are as follows:

	Operating	Capital

2002	2,756,000	$473,000
2003	3,124,000	327,000
2004	3,224,000	25,000
2005	2,836,000	16,000
2006	1,662,000	0
Thereafter	903,000	0

Total	14,505,000	841,000
Less amount representing interest and taxes		97,000

Present value of future minimum capital lease payments		744,000
Less current portion		(409,000)

Long-term portion		$335,000

Minimum commitments under operating leases above are net of cash due to the Company under subleases of $1,023,000, $ 772,000, $521,000, $438,000, $38,000, and $5,000 for 2002, 2003, 2004, 2005, 2006, and thereafter, respectively. Rental expense was $     ,000 for the one month period ended January 31, 2002.

Obligations Under License Agreements

The Company has entered into license agreements with property owners and/or operators of several office buildings whereby the Company has the right to provide communications services in these buildings. Under the terms of the agreements, the Company is generally obligated to pay a commission based on the greater of a base fee or a percentage of revenue earned in the related building or development. At January 31, 2001, the Company’s aggregate minimum obligation under these agreements, assuming a December 31 year-end, were as follows:

2002	$1,072,000
2003	1,164,000
2004	1,147,000
2005	539,000
2006	316,000
Thereafter	862,000

$5,100,000

The commitments above exclude an estimated total of $2.4 million of potential obligations under license agreements in buildings in which the Company’s communications network has not been constructed. In the opinion of management, such amounts will not be owed as the Company is not providing services in those buildings.

OBLIGATIONS UNDER COMMUNICATIONS SERVICE AGREEMENTS

At January 31, 2002, the Company had contracts with several communications providers with minimum purchase obligations for leased voice and data transport, equipment collocation, and other services. As of January 31, 2001, approximate future minimum purchase commitments, assuming a December 31 year-end, under these agreements were as follows:

2002	$1,933,000
2003	309,000
2004	189,000
2005	66,000
2006	4,000
Thereafter	9,000

$2,510,000

LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, including employment and other matters that arise in the ordinary course of business. There are no pending legal proceedings to which the Company is a party that management believes will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

4. INCOME TAXES

The Company has estimated net operating loss carryforwards of approximately $222 million. The net operating loss carryforwards begin to expire in the year 2017 if not previously utilized. Additionally, use of the Company’s net operating losses is limited due to certain ownership changes as defined in Section 382 of the Internal Revenue Code. Utilization of existing net operating loss carryforward may be further limited in future years as a result of the purchase by U.S. Realtel (Note 5).

5. SUBSEQUENT EVENTS

ACQUISITION OF THE COMPANY

In January 2002, the Company entered into a definitive agreement providing for the sale of the Company to U.S. RealTel. Pursuant to the agreement, U.S. RealTel initiated a tender offer for all the outstanding shares of common stock of the Company, including the associated rights to purchase preferred stock, at $3.50 per share net to the seller, in cash. The transaction, which was subject to 90% of the shares outstanding being tendered and not withdrawn, as well as other customary and legal closing conditions, was completed on February 25, 2002 with approximately 94% of the shares tendered for cash payments of approximately $15 million. The acquisition of the remaining shares was completed immediately after the closing of the tender through the short-form merger of a wholly owned subsidiary of U.S. RealTel with and into the Company, with Cypress Communications surviving as a wholly owned subsidiary of U.S. RealTel.

The merger agreement provided that at the date of closing, each then-outstanding option to purchase shares of Cypress Communications common stock under any option plan, program or arrangement of Cypress Communications (“Option”), whether or not such Option is then exercisable or vested, was converted into an obligation of Cypress Communications to pay to the option holder a cash amount equal to the product of (i) the excess, if any, of the offer price over the applicable per share exercise price of such Option and (ii) the number of shares subject to such Option.

In connection with the merger and resulting change of control, the Company paid out severance of $400,000 to the Company’s former CEO under a severance and separation arrangements that existed at December 31, 2001. Additionally, in February 2002, the Company entered into severance arrangements with certain other officers and employees of the Company. Under these arrangements, the Company paid out severance of approximately $400,000 upon the change of control resulting from the acquisition of the Company by U.S. Realtel.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 25, 2002, the Company dismissed its independent auditors, BDO Seidman, LLP. This action was recommended by the Audit Committee of the Company and approved by the Company’s Board of Directors. U.S. RealTel filed a Form 8-K with the Commission reporting the dismissal on September 30, 2002.

     On November 4, 2002 the Company engaged Deloitte & Touche LLP as its independent auditors for the fiscal year ending December 31, 2002. The engagement of Deloitte & Touche LLP was approved by the Audit Committee of the Company. U.S. RealTel filed a Form 8-K with the Commission reporting the engagement of Deloitte & Touche LLP on November 6, 2002.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table and brief biographies set forth certain information with respect to the age and background of our executive officers and directors:

Name	Age	Position

Charles B. McNamee	55	Chief Executive Officer & Director
Gregory P. McGraw	48	President, Chief Operating Officer, Chief Financial Officer & Secretary
Salvatore “Sam” Collura	49	Executive Vice President
Edgardo Vargas	34	Senior Vice President and Treasurer
Ross J. Mangano	56	Chairman of the Board
Gerard H. Sweeney	46	Director
Steve G. Nusrallah	52	Director
Michael F. Elliott	44	Director

     The current directors, Mssrs. Elliott, Mangano, McNamee, Nusrallah and Sweeney, will stand for re-election as directors at the 2003 Annual Meeting, for a new term and until their successors are duly elected and qualified.

     Charles B. McNamee has served as a director and as our chief executive officer since July 2002, and was our executive vice president from April 2002 to July 2002. Mr. McNamee has served as chief executive officer of Cypress Communications since February 2002. Mr. McNamee has been chief executive officer of Resurgence Communications, LLC since March 2001. Prior to that, he was vice president-network operations for LGC Wireless from November 2000 to May 2001. He was president-tenant services for U.S. RealTel, Inc. from June 1998 to November 2000. Mr. McNamee served as a director and chief executive officer of Tie Communications from December 1995 to March 1998.

     Gregory P. McGraw has served as our president, chief financial officer and chief operating officer since July 2002 and served as our executive vice president April 2002 to July 2002. Mr. McGraw has served as president and chief operating officer of Cypress Communications since February 2002. Mr. McGraw has been president and chief operating officer of Resurgence Communications, LLC since January 2001. Prior to that, he was executive vice president and corporate development officer for Convergent Communications, Inc. from August 1998 to January 2001. From July 1996 to August 1998, Mr. McGraw was a regulatory consultant, vice president of marketing and served as interim chief financial officer for Tie Communications, Inc.

     Salvatore “Sam” W. Collura has served as our executive vice president since July and as executive vice president of field operation of Cypress Communications since February 2002. Mr. Collura has more than 25 years of sales and operations management experience in the telecommunications industry, and was most recently the Executive Vice President of Convergent Communications’ Voice Division. During his 17 years at Tie Communications, Mr. Collura held various regional and national positions in sales and general management and consistently earned top sales honors and awards. Prior to its acquisition by Convergent, Sam was a regional VP/GM for Tie Communications. He has a BS in Business Administration from the University of Nebraska at Lincoln.

     Edgardo Vargas has served as our senior vice president and treasurer since February 2002 and our corporate controller since February 2001. He has also been the senior vice president and controller of Cypress Communications since February 2002. From April 2000 to January 2001, Mr. Vargas served as finance director and corporate controller for FirstMark Communications, Inc. From May 1997 to March 2000, Mr. Vargas served as resource director and corporate controller for Panam Wireless, Inc. From February 1993 to April 1997, Mr. Vargas was employed by PricewaterhouseCoopers, where at the time of his departure he was a manager.

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

     Steve G. Nussrallah has served as a director since July 2002 and as a director or Cypress Communications since July 2002. Mr. Nusrallah has been a general partner of Noro-Moseley Partners, an Atlanta-based venture capital firm, since January 2001. He has also served as chairman of the board of Concurrent Computer Corp., since October 2000. Before becoming chairman, he served as president and chief executive officer of Concurrent from January 2000 to October 2000 and as president of its Xstreme division from January 1999 to December 1999. From March 1996 to March 1998, he served as president and chief operating officer of Syntellect Inc.

     Michael F. Elliott has served as a director since July 2002 and as a director or Cypress Communications since July 2002. Mr. Elliott has served as a managing director of Wakefield Group, a North Carolina-based venture capital firm since March 1997. He served as a managing director of NationsBank Capital Investors from January 1994 through March 1997 and was a founding General Partner of NCNB Venture Co., LP. Prior to joining NationsBank, Mr. Elliott was a member of Ernst & Young’s Corporate Finance Group. Mr. Elliott serves as a director of several of the Wakefield Group’s portfolio companies.

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

     To our knowledge, based solely on a review of the copies of filings furnished to us and/or written or oral representations that no other reports were required, we believe that all of our directors, executive officers and 10% stockholders complied during 2002 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning total compensation earned or paid to our Chief Executive Officer and our five most highly compensated executive officers who served in such capacities as of December 31, 2002, which includes two executive officers of our wholly owned subsidiary, Cypress Communications, collectively referred to below as the “named executive officers,” for the fiscal years ended December 31, 2000, 2001 and 2002:

Summary Compensation Table

					Long Term
					Compensation
		Annual Compensation			Awards

					Securities
				Other Annual	Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation	Options (#)

Charles B. McNamee	2002	$230,555.52	$—	$—	1,100,000	(1)
Chief Executive Officer	2001	$—	$—	$—	—
	2000	$—	$—	$—	—
Gregory P. McGraw (3)	2002	$230,555.52	$—	$—	1,100,000	(1)
President, Chief Operating	2001	$—	$—	$—	—
Officer and Chief Financial
Officer	2000	$—	$—	$—	—
Salvatore W. Collura	2002	$160,243.04	$—	$—	150,000	(1)
Executive Vice President	2001	$—	$—	$—	—
	2000	$—			—
Daniel Knafo	2002	$150,000.00	$12,500.00	$—	40,000	(1)
Vice President of Cypress	2001	$150,000.00	$—	$—	30,000	(1)
Communications	2000	$100,000.00			10,000	(1)
Peter R. Gould	2002	$127,777.67	$—	$—	65,000	(1)
Senior Vice President of	2001	$—	$—	$—	—
Cypress Communications	2000	$—			—
Edgardo Vargas	2002	$122,889.99	$12,500.00	$—	65,000	(1)
Senior Vice President &	2001	$104,720.00	$—	$—	20,000	(1)
Treasurer	2000	$—	$—	$—	—

(1)	Stock options issued pursuant to 1999 Employee Equity Incentive Plan.

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
			Number of	Value of
			Securities	Unexercised
			Underlying	In-the-Money
			Unexercised	Options/SARs
			Options/	at FY-End($)(1)
			SARs
			at FY-End(#)
	Shares
	Acquired
	on	Value	Exercisable/	Exercisable/
Name	Exercise(#)	Realized($)	Unexercisable	Unexercisable

Charles B. McNamee,
Chief Executive Officer	0	0	67,500/1,100,000	$0/$1,390,000
Gregory P. McGraw,
President and Chief Operating Officer	0	0	0/1,100,000	$0/$1,390,000
Salvatore W. Collura,
Executive Vice President	0	0	0/150,000	$0/$135,000
Edgardo Vargas,
Senior Vice President and Treasurer	0	0	6,667/78,333	$8,667/$75,833
Peter Gould
Sr. Vice President of Cypress Communications	0	0	30,000/65,000	$0/$58,500
Daniel Knafo
Vice President of Cypress Communications	0	0	16,667/63,333	$13,000/$62,000

1)	Based on the closing price of U.S. RealTel, Inc.’s common stock of $2.90 per share on December 31, 2002.

Stock Option Exercises and Values for Fiscal 2002

     No stock options or stock appreciation rights were exercised by any of the named executive officers during the fiscal year ended December 31, 2002.

Compensation of Directors

     All directors are reimbursed for travel expenses incurred in connection with attending board and committee meetings. Directors are not entitled to additional fees for serving on committees of the board. From time to time, we may also grant our non-employee directors’ options after reviewing the level of compensation paid to non-employee directors to other companies similarly situated to us.

Employment and Termination Agreements

     Perry H. Ruda. Perry H. Ruda, our former chief executive officer and chairman, was previously employed under an employment agreement providing for an annual salary of $200,000. The employment agreement had a scheduled expiration date of April 1, 2002, and provided for a cash severance payment to Mr. Ruda of $440,000 if we elected not to renew the agreement. In March 2002, we entered into a new employment agreement with Mr. Ruda under which Mr. Ruda would have served a two-year term as our president and would receive an annual base salary of $55,000. Concurrently with the new employment agreement, we entered into a settlement agreement with Mr. Ruda under which, in lieu of the $440,000 cash settlement payment required under his old employment agreement, we agreed to pay him $300,000 in cash and $140,000 in equal monthly installments over a 24-month period. Mr. Ruda no longer serves as an officer or employee of the Company.

     Mark J. Grant. Mark J. Grant, our former president, was previously employed under an employment agreement providing for an annual salary of $175,000. Under his employment agreement, which we could terminate at will, we were obligated upon his termination to pay him in lump sum the discounted present value of six months salary and an automobile allowance for the remainder of the contract term. In March 2002, we entered into a severance agreement with Mr. Grant under which we agreed to pay him the sum of $111,584, representing the discounted present value of seven months salary, automobile allowance and certain other benefits.

     Charles B. McNamee. Charles B. McNamee, our chief executive officer and the chief executive officer of Cypress Communications, entered into an employment agreement with Cypress Communications in February 2002. The agreement is for a term of one year and will continue year to year unless sooner terminated. Pursuant to the agreement, Mr. McNamee will serve as chief executive officer of Cypress Communications and will receive an annualized salary of $300,000, in addition to options to purchase 1,100,000 shares of U.S. RealTel, Inc. common stock.

     Gregory P. McGraw. Gregory P. McGraw, our president, chief executive officer and chief operating officer and the president and chief operating officer of Cypress Communications, entered into an employment agreement with Cypress Communications in February 2002. The agreement is for a term of one year and will continue year to year unless sooner terminated. Pursuant to the agreement, Mr. McGraw will serve as the president and chief operating officer of Cypress Communications and will receive an annualized salary of $300,000, in addition to options to purchase 1,100,000 shares of U.S. RealTel, Inc. common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information regarding the beneficial ownership of our common stock as of March 1, 2003, by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than 5% of our outstanding stock;

•	each of our directors;

•	each of the executive officers named in the Summary Compensation Table below; and

•	all directors and executive officers as a group.

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

     Percentage ownership in the following table is based on 5,873,395 shares of common stock outstanding as of March 1, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Shares of our common stock subject to options or warrants that are presently exercisable or exercisable within 60 days of March 1, 2003 are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Number of Shares	Percent of Shares
Name of Beneficial Owner	Beneficially Owned	Outstanding

Directors, Named Executive Officers and 5% Stockholders
Ross J. Mangano, Chmn of the Board, Director (1)	3,200,133	41.3%
Gerard H. Sweeney, Director (2)	1,177,692	17.7%
Brandywine Operating Partnership, L.P. (3)	1,132,692	17.1%
Steve G. Nussrallah, Director (4)	6,867,348	53.9%
Noro-Moseley V, LLP (5)	6,867,348	53.9%
Michael F. Elliott, Director (6)	1,573,642	21.0%
Wakefield Group III, LLC (7)	1,573,642	21.0%
Dolphin Equity Partners (8)	969,718	14.2%
Jo & Co (9)	1,508,108	23.4%
Troon & Co. (10)	551,615	8.6%
Jordan E. Glazov, former Director (11)	765,358	12.8%
Perry H. Ruda, former President, former Director (12)	718,893	12.0%
Charles B. McNamee, Chief Executive Officer (13)	617,500	9.5%
Gregory P. McGraw, President, COO, CFO & Secretary (14)	550,000	8.6%
Peter R. Gould, Sr. Vice President of Cypress Communications (15)	30,000	0.5%
Daniel Knafo, Vice President of Cypress Communications (16)	16,666	0.2%
Edgardo Vargas, Sr. V. P. & Corporate Controller (17)	6,666	0.1%
Salvatore C. Collura, Exec. V.P. Field Operations	—	0.0%
All Directors and Executive Officers as a Group (10 persons) (18)	13,906,481	150.8%

(1)	Includes 158,621 shares of our common stock subject to warrants exercisable within 60 days of March 1, 2003. Includes 250,000 shares held by trusts of which Mr. Mangano serves as trustee, as follows: Joseph D. Oliver Trust—GO Cunningham Fund (62,500), Joseph D. Oliver Trust—James Oliver II Fund (62,500), Joseph D. Oliver Trust—Joseph D. Oliver, Jr. Fund (62,500), Joseph D. Oliver Trust—Susan C. Oliver Fund (62,500). Also includes the following: warrants to purchase 259,816 shares held by such trusts; warrants to purchase 103,500 shares held by the J. Oliver Cunningham Trust; warrants to purchase 103,500 shares held by the Anne C. McClure Trust; warrants to purchase 103,500 shares held by the Jane C. Warriner Trust; 949,401 shares and warrants to purchase 558,707 shares held by Jo & Co., a corporation for which Mr. Mangano serves as President; 47,500 shares and warrants to purchase 38,973 shares held by James Hart over which Mr. Mangano has voting and/or dispositive control. Also includes warrants to purchase 551,615 shares held by Troon & Co.

(2)	Includes 25,000 shares subject to warrants exercisable within 60 days of March 1, 2003. Includes 384,615 shares held by Brandywine Operating Partnership, L.P. and 748,077 shares subject to warrants exercisable within 60 days of March 1, 2003 held by Brandywine Operating Partnership, L.P., of which Mr. Sweeney disclaims any beneficial ownership. Mr. Sweeney is the President and Chief Executive Officer of Brandywine Realty Trust, the general partner of Brandywine Operating Partnership, L.P.

(3)	The address of Brandywine Operating Partnership, L.P. is 14 Campus Blvd., Newton Square, Pennsylvania 19073. Includes 748,077 shares subject to warrants exercisable within 60 days of March 1, 2003.

(4)	Includes 6,867,348 shares subject to warrants exercisable within 60 days of March 1, 2003.

(5)	The address of Noro-Moseley V, LLP is 9 North Parkway Square, 4200 Northside Parkway, Atlanta, Georgia 30327. Includes 6,867,348 shares subject to warrants exercisable within 60 days of March 1, 2003.

(6)	Includes 1,573,642 shares subject to warrants exercisable within 60 days of March 1, 2003.

(7)	The address of Wakefield Group III, LLC is 1110 East Morehead Street, Charlotte, North Carolina 28204. Includes 1,573,642 shares subject to warrants exercisable within 60 days of March 1, 2003.

(8)	The address of Dolphin Equity partners is 750 Lexington Avenue, New York, New York 10022. Includes 969,718 shares subject to warrants exercisable within 60 days of March 1, 2003.

(9)	The address of Jo & Co. is 112 W. Jefferson Blvd., Suite 613, South Bend, Indiana 46601. Includes 558,707 shares subject to warrants exercisable within 60 days of March 1, 2003.

(10)	The address of Troon & Co. is 112 W. Jefferson Blvd., Suite 613, South Bend, Indiana 46601. Includes 551,615 shares subject to warrants exercisable within 60 days of March 1, 2003.

(11)	Includes 113,938 shares subject to options or warrants exercisable within 60 days of March 1, 2003. The remaining 651,960 shares are held in joint tenancy with Mr. Glazov’s wife. Does not include 3,568 shares held by one of Mr. Glazov’s sons, 3,568 shares held by another of Mr. Glazov’s sons and 2,318 shares held by Mr. Glazov’s daughter.

(12)	Includes 113,938 shares subject to options and warrants exercisable within 60 days of March 1, 2003.

(13)	Includes 617,500 shares subject to options exercisable within 60 days of March 1, 2003.

(14)	Includes 550,000 shares subject to options exercisable within 60 days of March 1, 2003.

(15)	Includes 30,000 shares subject to options exercisable within 60 days of March 1, 2003.

(16)	Includes 16,666 shares subject to options exercisable within 60 days of March 1, 2003.

(17)	Includes 6,666 shares subject to options exercisable within 60 days of March 1, 2003.

(18)	See footnotes (1) through (17) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We paid Access Financial Group, Inc. $1,979 and 2,896 for services rendered during 2001 and 2002, respectively. Mark J. Grant, our former President and one of our former directors, is a director and president-capital markets of Access Financial Group, Inc. From January 2001 to May 2002, we subleased our principal executive offices in Fort Lauderdale, Florida from Access Financial Group for approximately $66,000 per year.

     On September 24, 1999, we executed a $1,500,000 convertible promissory note with a partnership and certain trusts of which Ross J. Mangano, one of our directors, is a partner or trustee. The note bore interest at a rate of 7% annually. The principal amount of the note was due and payable on January 2, 2001 unless the holder elected to exercise the right to convert the convertible note into our common stock at $6.50 per share or into stock of our Argentinean subsidiary. On January 2, 2001, the holder converted the note into stock of our Argentinean subsidiary.

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

     In July 2002, the Company, through its wholly owned subsidiary, Cypress Communications, completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (ABN/STS). In connection with such acquisition, the Company and Cypress Communications raised $28 million to finance the acquisition. The $28 million financing included:

(i)	a $10 million senior secured revolving credit facility from Silicon Valley Bank (the “Senior Credit Facility”);

(ii)	an $8 million bridge loan (the “Bridge Loan”) from the J. Oliver Cunningham Trust (the “JOC Trust”), the Anne C. McClure Trust (the “ACM Trust”), the Jane C. Warriner Trust (the “JCW Trust”), Noro-Moseley Partners V, L.P.(“Noro-Mosley”), and the Wakefield Group III, LLC (“Wakefield”); and

(iii)	the sale of $10 million of Fixed Rate Convertible Notes due July 1, 2009 (the “Convertible Notes”) to the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield.

     The JOC Trust, the ACM Trust and the JCW Trust are affiliates of certain stockholders of the Company and of Ross J. Mangano, a director and Chairman of the Board of the Company and of Cypress Communications.

     The Bridge Loan was obtained by the Company and Cypress Communications pursuant to a Loan Agreement dated July 16, 2002 among the Company, Cypress Communications, the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield (each, acting in such capacity, a “Bridge Lender” and collectively, the “Bridge Lenders”). The Bridge Loan accrues interest at 14% per annum, and matures on the earlier to occur of (i) one business day following the maturity of the Senior Credit Facility and (ii) July 16, 2005. Each Bridge Lender was entitled to receive an initial loan fee equal to 2.5% of that portion of the Bridge Loan that was funded by such Bridge Lender. Because the Bridge Loan was outstanding 60 days after the closing, the Company and Cypress Communications became obligated to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. Because the Bridge Loan has been outstanding 90 days after the closing, the Company and Cypress Communications became obligated subsequent to the end of the quarterly period ended September 30, 2002 to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. If the Bridge Loan is outstanding 120 days after the closing, the Company and Cypress Communications would become obligated to pay to each Bridge Lender an additional loan fee equal to 1.00% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. The loan fees described above are cumulative and are payable on the earlier to occur of the maturity date of the Bridge Loans or the date on which the Bridge Loans are paid in full. At the closing of the Bridge Loan, the Company issued the Bridge Lenders warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at an exercise price of $1.13 per share. These warrants are exercisable for a term of 10 years.

     The Convertible Notes were issued by the Company and Cypress Communications pursuant to a Purchase Agreement dated July 16, 2002 among the Company, Cypress Communications, the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield (each, acting in such capacity, a “Purchaser” and collectively, the ‘Purchasers”). The Convertible Notes accrue interest at the rate of 7.5% per annum, compounded quarterly, and payable at maturity of the notes, whether upon their stated maturity of July 1, 2009, or earlier as a result of acceleration in the event of a default or upon redemption of the Convertible Notes. The principal of and accrued interest on the Convertible Notes is convertible into the Company’s common stock at $1.13 per share. The Convertible Notes are redeemable by the Company or Cypress Communications at any time by payment of the outstanding principal balance and accrued interest. In the event that the Convertible Notes are redeemed, the Purchasers have been issued warrants which will then be eligible for exercise to purchase the number of shares of common stock of the Issuer that the Convertible Notes were convertible into on the redemption date at a conversion price of $1.13 per share. In connection with the issuance of the Convertible Notes, the Company, the Purchasers and

the Bridge Lenders entered into a registration rights agreement, which provides for the registration of the common stock issuable upon (i) the conversion of the Convertible Notes; (ii) the exercise of the Warrants issued in connection with the Bridge Loan; and (iii) the exercise of the Warrants exercisable upon the redemption of the Convertible Notes.

     In connection with the issuance of the Convertible Notes, the Purchasers were issued a total of 100 shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) without additional consideration. The rights of the Series A Preferred are set forth in a Certificate of Designations adopted by the Company’s board of directors. The holders of a majority of the Series A Preferred are entitled to elect two members of the Company’s board of directors and the holders of the Series A Preferred are entitled to receive dividends and distributions equal to those payable to the holders of an equivalent number of shares of the Company’s common stock. In addition, the Company may not, without the prior written consent of holders of a majority of the Series A Preferred, (i) increase or decrease (other than by redemption or conversion) the authorized number of shares of Series A Preferred; (ii) cancel or modify the voting rights of the holders of Series A Preferred; cancel or modify the rights of the holders of Series A Preferred; or (iii) amend, waive, alter, modify or repeal any provision of the Certificate of Incorporation or Bylaws of the Corporation, if such amendment, alternation, modification or repeal would adversely affect the Series A Preferred, including the issuance of preferred stock with voting rights senior to or pari passu with the Series A Preferred. The Series A Preferred is redeemable by the Company in the event that:

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

     The Bridge Lenders and the Purchasers entered into an Intercreditor (Subordination) Agreement, which, among other things, provides that under certain limited circumstances, all amounts payable by the Company and Cypress Communications under the Bridge Loan and the Convertible Notes will be payable, pro rata among the Bridge Lenders and the Purchasers, on a pari passu basis. To induce the JOC Trust, the ACM Trust and the JCW Trust to enter into the Intercreditor (Subordination) Agreement, the Company and Cypress Communications entered into a Letter Agreement. Pursuant to the Letter Agreement, the Company and Cypress Communications agreed to pay the Bridge Lenders and the Purchasers, in proportion to the amounts lent by them under the Bridge Loan, a fee of $1,000,000 (the “Risk Allocation Fee”). The Risk Allocation Fee was to be paid by the Company to the Bridge Lenders and the Purchasers upon the earlier to occur of the achievement of certain earnings milestones set forth in the Letter Agreement or June 30, 2003. The Company elected to pay the Risk Allocation Fee early, on December 31, 2002. In consideration for the early payment from the Company, the Bridge Lenders and the Purchasers agreed to except $915,000 instead of the $1,000,000 originally due.

     We believe that all transactions between us and the related parties are on terms no less favorable to us than those terms we could have obtained from unaffiliated third parties.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBITS	DESCRIPTION

2.1	Form of Certificate of Merger (2.1)(1)

2.2	Plan and Agreement of Merger (2.2)(1)

2.3	Agreement and Plan of Merger, dated January 10, 2002 by and among Cypress Communications, Inc., U.S. RealTel, Inc. and Cypress Merger Sub, Inc. (the “Merger Agreement”) (incorporated by reference to Exhibit d(i) of the Company’s Schedule TO filed on January 22, 2002)

2.3.1	Amendment No. 1 to the Merger Agreement, dated January 17, 2002 (incorporated by reference to Exhibit d(ii) of the Company Schedule TO filed on January 22, 2002)

3.1	Certificate of Incorporation (3.1)(1)

3.2	Bylaws (3.2)(1)

4.1	Form of Common Stock Certificate (4.1)(1)

4.2	Registration Rights Agreement dated October 2, 1998 (4.3)(1)

4.3	Amendment dated September 24, 1999 to Registration Rights Agreement dated October 2, 1998 (4.6)(1)

10.1	Employment Agreement dated as of February 21, 2002 between Cypress Communications, Inc. and Charles B. McNamee (3)

10.2	Employment Agreement dated as of February 21, 2002 between Cypress Communications, Inc. and Gregory P. McGraw (3)

10.3	Employment Agreement dated as of March 20, 2002 between the Company and Perry H. Ruda(3)

10.4	1999 Employee Equity Incentive Plan (10.6)(1)

10.4.1	First Amendment to the Company’s 1999 Employee Equity Incentive Plan (4)

10.4.2	Second Amendment to the Company’s 1999 Employee Equity Incentive Plan

10.5	Amendment to the Employment Agreement dated as of April 20, 1999 between the Company and Jordan E. Glazov (10.5) (1)

10.6	Exclusive Telecommunications Strategic Cooperation Agreement dated February 18, 2000 (10.7)(1)

10.7	Asset Purchase Agreement dated as of October 18, 2000 between the Company and Apex Site Management, Inc. (2)

10.8	Stock Purchase Agreement dated July 26, 2001 between the Company and Craig M. Siegler.(5)

21.1	List of the Company’s Subsidiaries

99.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the parentheses as filed with the Company’s Registration Statement on Form 10-SB1 (Registration No. 000-30401).

(2)	Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed November 7, 2000.

(3)	Incorporated by reference to the Company’s Form 10-KSB filed April 16, 2002.

(4)	Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed May 21, 2002.

(5)	Incorporated by reference to the Company’s Form 10-QSB filed in November 14, 2001.

     (b)  Reports on Form 8-K:

     Two reports on Form 8-K were filed during the quarter for which this report is filed.

Date	Item Reported On

September 30, 2002	Item 4. Changes in Registrant’s Certifying Accountant

November 6, 2002	Item 4. Changes in Registrant’s Certifying Accountant

ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures – Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made to them by others within those entities.

     (b)  Changes in internal controls – There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

U.S. REALTEL, INC.

Dated: April 3, 2003	By:	/s/ Charles B. McNamee Charles B. McNamee Chief Executive Officer

Dated: April 3, 2003	By:	/s/ Gregory P. McGraw Gregory P. McGraw President, Chief Financial Officer and Chief Operating Officer

POWER OF ATTORNEY

     Each person whose signature appears below on this Annual Report on Form 10-KSB hereby constitutes and appoints Charles B. McNamee and Gregory P. McGraw, and each of them, his true and lawful attorney-in-fact, acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing), to sign any or all amendments to this Annual Report on Form 10-KSB of U.S. RealTel, Inc., and to file the same, with exhibits thereto, and other documents to be filed in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Charles B. McNamee Charles B. McNamee	Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2003

/s/ Gregory P. McGraw Gregory P. McGraw	President, Chief Financial Officer and Chief Operating Officer	April 3, 2003

/s/ Steve G. Nussrallah Steve G. Nussrallah	Director	April 3, 2003

/s/ Michael F. Elliott Michael F. Elliott	Director	April 3, 2003

/s/ Ross J. Mangano Ross J. Mangano	Director (Non-Executive Chairman)	April 3, 2003

/s/ Gerard Sweeney Gerard Sweeney	Director	April 3, 2003

CERTIFICATIONS

I, Charles B. McNamee, certify that:

1.     I have reviewed this annual report on Form 10-KSB of U.S. RealTel, Inc. (the “Registrant”);

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Charles B. McNamee Charles B. McNamee Chief Executive Officer

CERTIFICATIONS

I, Gregory P. McGraw, certify that:

1.     I have reviewed this annual report on Form 10-KSB of U.S. RealTel, Inc. (the “Registrant”);

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003

/s/ Gregory P. McGraw Gregory P. McGraw President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

10.4.2.	Second Amendment to the Company's 1999 Equity Incentive Plan.

21.1	List of the Company's Subsidiaries.

99.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.