Form 10QSB
period 2003-03-31
U S REALTEL INC
filed 2003-05-14
CIK 1056064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-30401

U.S. REALTEL, INC.

(Name of small business issuer in its charter)

DELAWARE	36-4166222

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

15 PIEDMONT CENTER, SUITE 100, ATLANTA, GEORGIA 30305

(Address of principal executive offices)

(404) 869-2500

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐     No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,873,395 shares of Common Stock as of May 1, 2003.

Transitional Small Business Disclosure Format:   Yes ☐     No  ☒

U.S. REALTEL, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2002 FORM 10-QSB

PART I

ITEM 1 — FINANCIAL STATEMENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “plan” or “seek” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this report are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations, the markets for our services and products and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to assumptions which do not materialize, unforeseen developments, and/or matters beyond our control, including developments relating to the following:

•	the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations, and our need for additional funds required to support capital improvements, development, and acquisitions;

•	economic, competitive, demographic, business, and other conditions in our markets and with respect to our product offerings;

•	changes or developments in the laws, regulations or taxes in the telecommunications industry;

•	actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, and shareholders, as well as legislative, regulatory, judicial, and other governmental authorities;

•	changes in business strategy, capital improvements, and development plans;

•	changes in personnel or their compensation;

•	an inability to renew or early termination of our contracts;

•	our inability to increase revenues and reduce costs in our existing operations;

•	an inability to engage in future acquisitions;

•	the loss of any license or permit;

•	resolution of any pending or future litigation in a manner adverse to us; and

•	the other factors discussed under “Risk Factors” in our most recent annual report on Form 10-KSB or elsewhere in this report.

     You should read this report completely and with the understanding that actual future results may be materially different from what we expect. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, in any future statement, report, press release or other communication.

U.S. REALTEL, INC.

Unaudited Condensed Consolidated Balance Sheet at March 31, 2003	4
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2003	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2003	6
Notes to Unaudited Condensed Consolidated Financial Statements	8
CYPRESS COMMUNICATIONS, INC. (PREDECESSOR)
Consolidated Statement of Operations for the one-month period from January 1, 2002 to January 31, 2002	11
Consolidated Statement of Cash Flows for the one-month period from January 1, 2002 to January 31, 2002	12
Notes to Consolidated Financial Statements	13

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,502,000
Accounts receivable, net of allowance for doubtful accounts of $855,000	9,951,000
Prepaid expenses and other current assets	1,212,000

TOTAL CURRENT ASSETS	12,665,000

PROPERTY AND EQUIPMENT, NET	22,214,000

OTHER ASSETS	3,839,000

$38,718,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,090,000
Current portion of long-term debt	1,077,000
Deferred income	498,000

TOTAL CURRENT LIABILITIES	22,665,000

LONG TERM PORTION OF LONG TERM DEBT	15,909,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized; 100 Series A issued and outstanding shares	—
Common stock, $.001 par value; 50,000,000 shares authorized; 6,468,000 issued and outstanding shares (including treasury)	6,000
Additional paid-in capital	23,169,000
Accumulated deficit	(22,171,000)

739,000
Less: Treasury Stock, at cost; 594,000 shares	(860,000)

TOTAL STOCKHOLDERS’ EQUITY	144,000

$38,718,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

	2002	2003

REVENUES	$3,234,000	$21,964,000
DIRECT COSTS	2,286,000	11,660,000

REVENUES – NET OF DIRECT COSTS	948,000	10,304,000

OPERATING EXPENSES
Sales and marketing	597,000	1,393,000
General and administrative	5,018,000	9,758,000
Extinguishment of liabilities	—	(316,000)

TOTAL OPERATING EXPENSES	5,615,000	10,835,000

OTHER INCOME (EXPENSE)
Interest income	5,000	8,000
Interest expense and financing costs	(1,713,000)	(625,000)
Net gain (loss) on disposal of assets	(6,000)	—

TOTAL OTHER INCOME (EXPENSE) — NET	(1,714,000)	(617,000)

LOSS FROM CONTINUING OPERATIONS	(6,381,000)	(1,148,000)
GAIN FROM DISCONTINUED OPERATIONS	2,104,000	—

Loss Before Extraordinary Item	(4,277,000)	(1,148,000)
Extraordinary Item — gain on acquisition	8,186,000	—

NET INCOME (LOSS)	$3,909,000	$(1,148,000)

Net Income (Loss) Per Common Share
Loss from continuing operations	$(1.07)	$(0.20)
Gain from discontinued operations	0.35	—
Gain from Extraordinary Items	1.38	—

Net Income (Loss) Per Common Share — Basic and Diluted	$0.66	$(0.20)

Weighted Average Common Shares Outstanding	5,935,000	5,874,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,909,000	$(1,148,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities Depreciation and amortization	—	832,000
Bad debt expense	—	489,000
Stock warrants in connection with acquisition	754,000	—
Loss on disposal of assets	37,000	—
Extraordinary (gain) loss	(8,186,000)	—
Other non-cash items	—	85,000
Changes in assets and liabilities, net of acquisitions
(Increase) decrease in accounts receivable	546,000	(1,608,000)
(Increase) decrease in prepaid expenses and other current assets	(611,000)	198,000
(Increase) decrease in other assets	11,000	(161,000)
Decrease in accounts payable and accrued expenses	(419,000)	(1,777,000)
Increase (decrease) in deferred income	(52,000)	22,000

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(4,011,000)	(3,068,000)
DISCONTINUED OPERATIONS	(2,170,000)	—

NET CASH USED IN OPERATING ACTIVITIES	(6,181,000)	(3,068,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(17,861,000)	(2,564,000)
Capital expenditures	—	(721,000)
Sale of property and equipment	—	24,000
Cash acquired in acquisitions	32,680,000	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,819,000	(3,261,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable in connection with acquisition	16,436,000	—
Repayment of note payable in connection with acquisition	(16,436,000)	—
Principal payments of long-term debt	(7,000)	(427,000)

NET CASH USED IN FINANCING ACTIVITIES	(7,000)	(427,000)

EFFECT OF EXCHANGE RATES ON CASH	(49,000)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,582,000	(6,756,000)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	2,061,000	8,258,000

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$10,643,000	$1,502,000

	2002	2003

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,713,000	$278,000

Supplemental Disclosures of Noncash Investing and Financing Activities:
Note payable in connection with acquisition of subsidiary	$—	$500,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

U.S. REALTEL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

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

     We established operations in Buenos Aires, Argentina in December 1998 and in Sao Paolo, Brazil in February 2000. We conducted our Latin American operations in Argentina through RealTel de Argentina, S.A., a majority owned Argentine corporation, and in Brazil through RealTel do Brasil, S.A., a majority owned Brazilian corporation. In March 2002, we decided to discontinue our operations in Latin America.

     Beginning in February 2002 with our acquisition of Cypress Communications, Inc. (“Cypress Communications”), we have provided comprehensive data, voice and video communications services, referred to as “telecommunications services”, to businesses located in commercial office buildings in select major metropolitan markets within the United States. Cypress Communications will be considered the predecessor and, therefore, U.S. RealTel’s reporting includes prior year financial statements for Cypress Communications as well as for U.S. RealTel, Inc. Also as a result of the purchase of Cypress Communications, we are no longer considered a development stage company.

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

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of U.S. RealTel, Inc. (“U.S. RealTel” or the “Company”), and its subsidiaries that are more than 50% owned, including its wholly owned telecommunications services subsidiary Cypress Communications, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements included herein are unaudited and include all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 annual consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements", to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company does not expect that the adoption of this Interpretation will have a material impact on its consolidated financial statements.

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

     FASB Statement 123, Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing.

     The following table illustrates the effect on the loss and loss per share if U.S. RealTel had applied the fair value recognition provisions of SFAS. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended March 31,

	2002	2003

Net income (loss), as reported	$3,909,000	$(1,148,000)
Add: Stock-based compensation, as reported	—	—
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(49,000)	(268,000)

Pro forma net income (loss)	$3,860,000	$(1,416,000)

Loss per share:
Basic and diluted income (loss) per share— as reported	$0.66	$(0.20)
Basic and diluted income (loss) per share— as pro forma	0.65	(0.24)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 2003 consist of:

Accounts payable	$3,752,000
Accrued circuits and connectivity costs	7,169,000
Accrued termination charges	3,492,000
Accrued professional fees	215,000
Accrued compensation	517,000
Interest and finance charges	823,000
Other accrued expenses	5,122,000

$21,090,000

EXTINGUISHMENT OF LIABILITIES

     Extinguishment of liabilities represents the effect of the elimination of certain liabilities during the three months ended March 31, 2003 as a result of renegotiated settlements on liabilities assumed thru the acquisition of Cypress Communications.

2. LIQUIDITY

     The Company's cash position decreased during the first quarter 2003 due to one-time payments resulting from renegotiated settlements on certain liabilities of the company. Management believes that the cash position should stabilize during the next quarter as actions initiated on 2002 to reduce our costs materialize. The Company cannot, however, give any assurance that it will be able to operate on a profitable basis. Likewise, no assurance can be given that we can achieve sufficient profitability to support the debt service for the debt raised in connection with our acquisition of certain assets from Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (ABN/STS). Moreover, the terms of the indebtedness we incurred in connection with the acquisition of certain assets of ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness. Accordingly, there can be no assurance that our business plan will be achieved or that we will ever become profitable.

3. ACQUISITIONS

     In March 2003, the Company, through its wholly owned subsidiary, Cypress Communications, executed an agreement for the purchase of certain assets of Eureka Broadband Corporation (“Eureka”) consisting of its Southern California building-centric voice and data services business. These assets include customer contracts, as well as its in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed the Company to expand its telecommunications services operations to include over 750 small and medium sized business customers in the California market.

     Cypress Communications paid $2.5 million in cash at closing to the sellers, assumed a note payable for $500,000 payable six months after the acquisition upon meeting certain operational covenants, assumed various commitments arising out of the operation of the business after the closing, assumed accrued but unpaid liabilities incurred by Eureka in the operation of the business prior to the closing of approximately $67,500, assumed equipment lease obligations of approximately $114,000 and paid expenses incurred in connection with the acquisition of approximately $65,000.

     The Company has included the purchase price in other assets and it is in process of allocating the acquisition cost using the purchase method of accounting. The acquisition of Eureka was not considered material to the Company and no pro forma information is required. The Company will commence recording of transactions on April 1, 2003.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

REVENUES	$1,565,000
DIRECT COSTS	1,318,000

REVENUES – NET OF DIRECT COSTS	247,000

OPERATING EXPENSES
Salaries and benefits	270,000
General and administrative	7,770,000

TOTAL OPERATING EXPENSES	8,020,000

OTHER INCOME (EXPENSE)
Interest income	85,000
Interest expense	(17,000)

TOTAL OTHER INCOME (EXPENSE) — NET	68,000

Net Loss	$(7,705,000)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

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

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

     Cypress Communications, Inc. and its subsidiaries (“Cypress Communications” or the “Company”) provide a full range of communications services to businesses in multi-tenant office buildings located in select major metropolitan markets within the United States. In February 2002, the Company was acquired by U.S. Realtel, Inc. (“U.S. Realtel”) (Note 11). The Company’s telecommunications services include high speed Internet access and data services, local and long-distance voice services, feature-rich digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. The Company delivers these services over state-of-the-art fiber optic, digital, and broadband networks that Cypress Communications designs, constructs, owns, and operates inside large and medium-sized office buildings.

BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and include all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s January 31, 2002 annual consolidated financial statements.

2. ACQUISITION OF THE COMPANY

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

     For future periods, Cypress Communications will be considered the predecessor and, therefore, U.S. RealTel’s reporting includes prior year financial statements for Cypress as well as for U.S. RealTel, Inc.

     ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS

     The following discussion should be read in conjunction with the information set forth in our Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements” and the “Statement Regarding Forward Looking Statements” appearing in Item 1.

Overview

     Beginning in February 2002 with our acquisition of Cypress Communications, Inc. (“Cypress Communications”), we have provided comprehensive data, voice and video communications services, referred to as “telecommunications services”, to businesses located in commercial office buildings in selected major metropolitan markets within the United States. Also, during the three month period ended March 31, 2002, U.S. RealTel, Inc. (“U.S. RealTel”) provided, or sought to provide, site access and usage rights, which are referred to as “telecommunications rights,” to telecommunications companies in Latin America through our 71%-owned Argentinean subsidiary and our 89%-owned Brazilian subsidiary. Both operations are currently in process of liquidation and have been reflected as discontinued operations.

     Except for a net gain of approximately $15.5 million on the sale of our old North American telecommunications rights operations in December 2000 and an extraordinary gain of approximately $7.8 million on the acquisition of Cypress Communications as of December 31, 2002, under purchase accounting, we have incurred significant operating losses and experienced negative cash flows from operations since inception. Moreover, we expect to continue to incur costs as part of our efforts to achieve profitability. Losses from continuing operations for the three months ended March 31, 2003 were $1.1 million. As of March 31, 2003, we had cash and cash equivalents of approximately $1.5 million.

     The unaudited Condensed Consolidated Statements for the three months ended March 31, 2002 include operations of Cypress Communications from February 1, 2002, the date of its acquisition for accounting purposes.

Results of Operations

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002.

     REVENUES. Revenues increased to approximately $22.0 million for the three months ended March 31, 2003 from approximately $3.2 million for the three months ended March 31, 2002. The increase in revenues primarily resulted from the additional revenues related to the customer base we acquired in July 2002 from ABN/STS.

     REVENUES-NET. Revenues-net (after direct costs) increased to approximately $10.3 million for the three months ended March 31, 2003 from approximately $948,000 for the three months ended March 31, 2002. Revenues-net increased due to the additional profits provided by the customer base we acquired in July 2002 from ABN/STS. Margins increased to approximately 47% in 2003 from approximately 29% in 2002, due to cost reductions through changes in network performance, lower line access rates, and other measures, and the additional revenues-net provided by the customer base we acquired in July 2002 from ABN/STS, as mentioned above.

     OPERATING EXPENSES. Operating expenses increased to approximately $10.8 million for the three months ended March 31, 2003 from approximately $5.6 million for the three months ended March 31, 2002. The increase in operating expenses resulted from the additional costs required for the operation of the additional customer base we acquired in July 2002, net of a benefit from a reduction of acquisition liabilities. Sales and marketing expenses increased to approximately $1.4 million for the three months ended March 31, 2003 from approximately $597,000 for the three months ended March 31, 2002 due to increased bad debt expense and additional marketing activities resulting from the increased customer base during the first quarter of 2003. General and administrative expenses increased to approximately $9.8 million for the three months ended March 31, 2003 from approximately $5.0 million for the three months ended March 31, 2002, reflecting the additional volumes from a higher customer base. The elimination of liabilities for the three months ended March 31, 2003 reflects the renegotiated settlement of certain liabilities assumed thru the acquisition of Cypress Communications.

     OTHER INCOME (EXPENSE). Other income (expense) was approximately ($566,000) during three months ended March 31, 2003, as compared to ($1.7) million for the three months ended March 31, 2002. Interest revenue was $8,000 and $5,000, for the three months ended March 31, 2003 and 2002 respectively, and represented interest from excess cash invested by Cypress Communications. Interest expense for the three months ended March 31, 2003 consisted primarily of interest and finance charges incurred by Cypress Communications in connection with the acquisition of the ABN/STS assets. Interest expense for the three months ended March 31, 2002 consisted primarily of interest and finance charges incurred by US RealTel in connection with the acquisition of Cypress Communications.

     DISCONTINUED OPERATIONS. Net results from our Latin American operations are included under loss from discontinued operations. Income from discontinued operations was $2.1 million for the year ended December 31, 2002. The income resulted from the recognition of currency exchange gains due to the devaluation of the Argentinean peso after the Argentinean currency crashed in January 2002 and the liquidation of our Latin-American operations in March 2002.

     EXTRAORDINARY GAIN. The three months ended March 31, 2002 includes an extraordinary gain of approximately $8.2 million, which resulted after the elimination of all long-term assets of Cypress Communications in an aggregate amount of approximately $27.2 million.

     INCOME TAXES. For the three months ended March 31, 2003 and 2002, no income tax benefit from the Company’s net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

     NET LOSS FROM CONTINUING OPERATIONS. Our net loss from continuing operations for the three months ended March 31, 2003 was approximately $1,148,000 ($0.20 per basic and diluted common share). For the three months ended March 31, 2002, we had net loss from continuing operations of approximately $6,381,000 ($1.07 per basic and diluted common share). The decrease in net loss from continuing operations resulted from the implementation, in 2002, of the strategy and cost containment plan of Cypress Communications net of the effect of the ABN/STS acquisition, as discussed above.

Liquidity and Capital Resources

     Net cash used in our continuing operations was approximately $3 million for the three months ended March 31, 2003 versus approximately $4 million for the three months ended March 31, 2002. The higher net cash used for operating activities in 2002 was primarily due to the additional one-time costs incurred in relation to the Cypress Communications acquisition in February 2002. The net cash used for operating activities in 2003 includes increased expenses related to the exploitation of the ABN/STS assets we acquired in July 2002.

     Cash used by investing activities was approximately $3.8 million for the three months ended March 31, 2003, as compared with cash provided of approximately $14.8 million for the three months ended March 31, 2002. Cash used in 2003 includes investment related to the acquisition of certain assets of Eureka Broadband Corporation (“Eureka”) consisting of its Southern California building-centric voice and data services business and for capital expenditures, net of a $500,000 note payable, issued in connection to the Eureka acquisition. The Eureka purchase was completed on March 31, 2003. The Company has included the purchase price in the other asset as is in process of allocating the acquisition cost using the purchase method of accounting. The Company will commence recording of transactions on April 1, 2003. Cash used in 2002 was for the acquisition of Cypress Communications, net of approximately $32.7 million in cash acquired on the Cypress acquisition, net of capital expenditures.

     Our primary sources of liquidity have been proceeds from the issuance of common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000, and cash acquired though the acquisition of Cypress Communications. Cash used by financing activities was approximately $427,000 for the three months ended March 31, 2003, as compared to cash used of approximately $7,000 for the three months ended March 31, 2002. Cash used during the three months ended March 31, 2003 included payments for capital lease obligations of Cypress Communications. Cash used during the three months ended March 31, 2002 was to repay a bridge loan in the amount of approximately $16.4 million, in connection to the Cypress Communications acquisition and to pay for capital lease obligations of Cypress Communications.

     As of March 31, 2003, we had cash and cash equivalents of approximately $1.5 million. Our business has some seasonality primarily attributable to usage charges for voice services, which generally decline during holiday periods such as Thanksgiving, Christmas, and New Years; however, the effects of such seasonality have not had, and are not expected to have, a material impact on liquidity. Cash generated from operations, along with the availability under our line of credit, is expected to be sufficient to fund our operations for at least the next twelve months.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company does not expect that the adoption of this Interpretation will have a material impact on its financial statements.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate changes, primarily as a result any borrowing under our line of credit facility. No action has been taken to cover interest rate market risk, and we are not a party to any interest rate market risk management activities.

     ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures – Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be furnished to them by other persons within the Company and its consolidated subsidiaries.

     (b)  Changes in internal controls – There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	99.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certificate of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. REALTEL, INC.

Dated: May 14, 2003	By:	/s/ Charles B. McNamee

Charles B. McNamee Chief Executive Officer

Dated: May 14, 2003	By:	/s/ Gregory P. McGraw

Gregory P. McGraw President, Chief Financial Officer and Chief Operating Officer

CERTIFICATIONS

I, Charles B. McNamee, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of U.S. RealTel, Inc. (the “Registrant”);

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

b)    evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Charles B. McNamee

Charles B. McNamee Chief Executive Officer

CERTIFICATIONS

I, Gregory P. McGraw, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of U.S. RealTel, Inc. (the “Registrant”);

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

b)   evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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