Form 10QSB
period 2003-06-30
U S REALTEL INC
filed 2003-08-14
CIK 1056064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ____________________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,873,395 shares of Common Stock as of August 14, 2003.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

U.S. REALTEL, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2002 FORM 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements contained in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “plan” or “seek” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this report are often located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations or the markets for our services and products and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to assumptions which do not materialize, unforeseen developments, and/or matters beyond our control, including developments relating to the following:

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

U.S. REALTEL, INC.
Unaudited Condensed Consolidated Balance Sheet at June 30, 2003	4
Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2002 and 2003 and three months ended June 30, 2002 and 2003	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2003	6
Notes to Unaudited Condensed Consolidated Financial Statements	8
CYPRESS COMMUNICATIONS, INC. (PREDECESSOR)
Unaudited Condensed Consolidated Statement of Operations for the one-month period from January 1, 2002 to January 31, 2002	13
Unaudited Condensed Consolidated Statement of Cash Flows for the one-month period from January 1, 2002 to January 31, 2002	14
Notes to Consolidated Financial Statements	15

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,779,000
Accounts receivable, net of allowance for doubtful accounts of $872,000	9,349,000
Prepaid expenses and other current assets	1,415,000

TOTAL CURRENT ASSETS	12,543,000

PROPERTY AND EQUIPMENT, NET	25,139,000

OTHER ASSETS	1,090,000

$38,772,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,031,000
Current portion of long-term debt	997,000
Deferred income	1,579,000

TOTAL CURRENT LIABILITIES	20,607,000

LONG TERM PORTION OF LONG TERM DEBT	17,744,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized; 100 Series A issued and outstanding shares	—
Common stock, $.001 par value; 50,000,000 shares authorized; 6,468,000 issued and outstanding shares (including treasury)	6,000
Additional paid-in capital	23,502,000
Accumulated deficit	(22,227,000)

1,281,000
Less: Treasury Stock, at cost; 594,000 shares	(860,000)

TOTAL STOCKHOLDERS’ EQUITY	421,000

$38,772,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
AND THE THREE MONTHS ENDED JUNE 30, 2002 AND 2003

	For the six months ended		For the three months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2003	2002	2003

REVENUES	$8,172,000	$43,772,000	$4,938,000	$21,808,000
DIRECT COSTS	6,260,000	21,621,000	3,974,000	9,961,000

REVENUES - NET OF DIRECT COSTS	1,912,000	22,151,000	964,000	11,847,000

OPERATING EXPENSES
Sales and marketing	1,406,000	3,019,000	809,000	1,626,000
General and administrative	8,113,000	19,716,000	3,095,000	9,958,000
Stock based compensation	—	333,000	—	333,000
Extinguishment of liabilities and other credits	—	(1,028,000)	—	(712,000)

TOTAL OPERATING EXPENSES	9,519,000	22,040,000	3,904,000	11,205,000

OTHER INCOME (EXPENSE)
Interest income	41,000	15,000	36,000	7,000
Interest expense and financing costs	(2,001,000)	(1,273,000)	(288,000)	(648,000)
Net gain on disposal of assets	11,000	93,000	17,000	93,000
Net loss on investment	—	(150,000)	—	(150,000)

TOTAL OTHER INCOME (EXPENSE) - NET	(1,949,000)	(1,315,000)	(235,000)	(698,000)

LOSS FROM CONTINUING OPERATIONS	(9,556,000)	(1,204,000)	(3,175,000)	(56,000)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	2,036,000	—	(68,000)	—

Loss Before Extraordinary Item	(7,520,000)	(1,204,000)	(3,243,000)	(56,000)
Extraordinary Item - gain (loss) on acquisition	7,440,000	—	(746,000)	—

NET LOSS	$(80,000)	$(1,204,000)	$(3,989,000)	$(56,000)

Net Loss Per Common Share
Loss from continuing operations	$(1.62)	$(0.20)	$(0.54)	$(0.01)
Gain (loss) from discontinued operations	0.35	—	(0.01)	—
Gain (loss) from Extraordinary Items	1.26	—	(0.13)	—

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.20)	$(0.68)	$(0.01)

Weighted Average Common Shares Outstanding	5,913,000	5,874,000	5,891,000	5,874,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,000)	$(1,204,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,000	1,995,000
Bad debt expense	70,000	992,000
Stock warrants in connection with acquisition	754,000	—
Stock options in connection with compensation arrangement	—	333,000
(Gain) loss on disposal of assets	37,000	(93,000)
Extraordinary gain	(7,440,000)	—
Non-cash interest expense	—	477,000
Other non-cash items	80,000	—
Changes in assets and liabilities, net of acquisitions
(Increase) decrease in accounts receivable	548,000	(1,509,000)
Increase in prepaid expenses and other current assets	(659,000)	(5,000)
(Increase) decrease in other assets	92,000	(449,000)
Increase (decrease) in accounts payable and accrued expenses	557,000	(5,336,000)
Increase (decrease) in deferred income	(53,000)	1,103,000

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(6,092,000)	(3,696,000)
DISCONTINUED OPERATIONS	(2,206,000)	—

NET CASH USED IN OPERATING ACTIVITIES	(8,298,000)	(3,696,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(18,645,000)	(2,570,000)
Capital expenditures	(45,000)	(1,505,000)
Sale of property and equipment	—	157,000
Cash acquired in acquisitions	32,680,000	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,990,000	(3,918,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable in connection with acquisition	16,436,000	—
Repayment of note payable in connection with acquisition	(16,436,000)	—
Proceeds from long term loans	—	2,000,000
Principal payments of long-term debt	(392,000)	(865,000)
Payment for acquisition of treasury stock	(60,000)	—

NET CASH USED IN FINANCING ACTIVITIES	(452,000)	1,135,000

	2002	2003

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,240,000	(6,479,000)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	2,061,000	8,258,000

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$7,301,000	$1,779,000

Supplemental Disclosure of Cash Flow Information:

Interest paid	$1,713,000	$577,000

Supplemental Disclosures of Noncash Investing and Financing Activities:

Note payable in connection with acquisition of subsidiary	$—	$500,000

Capital leases assumed in connection with acquisition of subsidiary	$—	$107,000

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

          Beginning in February 2002 with our acquisition of Cypress Communications, Inc. (“Cypress Communications”), we have provided comprehensive data, voice and video communications services, referred to as “telecommunications services”, to businesses located in commercial office buildings in select major metropolitan markets within the United States. Cypress Communications is considered the predecessor entity and, therefore, U.S. RealTel’s financial reporting includes prior year financial statements for Cypress Communications as well as for U.S. RealTel, Inc. Additionally, as a result of our purchase of Cypress Communications, we are no longer considered a development stage company.

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

          In March 2003, through Cypress Communications, we executed an agreement for the purchase of certain assets of Eureka Broadband Corporation (“Eureka”) consisting of its Southern California building-centric voice and data services business. These assets include customer contracts, as well as the in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed us to expand our telecommunications services operations to include over 750 small and medium-sized business customers in the California market.

BASIS OF PRESENTATION

          The unaudited condensed consolidated financial statements include the accounts of U.S. RealTel, Inc. (“U.S. RealTel” or the “Company”), and its subsidiaries that are more than 50% owned, including our wholly owned telecommunications services subsidiary Cypress Communications. All intercompany accounts and transactions have been eliminated in consolidation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FASB 46”). FASB 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB 46 applies immediately to variable interest entities created after January 31, 2003, and variable interest entities which the Company obtains an interest in after that date. FASB 46 is effective July 1, 2003 with regard to variable interest entities in which the Company holds a variable interest that was acquired before February 1, 2003. We do not expect the adoption of FASB 46 will have a material impact on our consolidated financial statements.

          On April 30, 2003, the Financial Accounting Standards Board issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The amendments set forth are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS 133. In addition, SFAS 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of “when issued” securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company does not expect that the adoption of this Interpretation will have a material impact on its consolidated financial statements.

          On May 15, 2003, the Financial Accounting Standards Board issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which aims to eliminate diversity in practice by requiring that the following three types of “freestanding” financial instruments be reported as liabilities by their issuers: (i) Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets); (ii) Forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; (iii) Certain financial instruments that include an obligation that (1) the issuer may or must settle by issuing a variable number of its equity shares and (2) has a “monetary value” at inception that (a) is fixed, (b) is tied to a market index or other benchmark (something other than the fair value of the issuer’s equity shares), or (c) varies inversely with the fair value of the equity shares. The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. There is, however, a delayed effective date for private companies’ mandatorily redeemable instruments. The Company does not expect that the adoption of SFAS 150 will have a material impact on its consolidated financial statements.

Exclusion of SFAS No. 142 Amortization

          Effective January 1, 2002, the Company adopted SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS 142”). It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to periodic impairment assessment by applying a fair value based test. The Company had no goodwill as of June 30, 2003.

           Summarized below are the carrying value and accumulated amortization of intangible assets that are to be amortized under SFAS No. 142.

	June 30, 2003			December 31, 2002,

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Intangible assets subject to amortization	$563,000	$113,000	$450,000	$—	$—	$—

STOCK-BASED COMPENSATION

          The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), became effective in 1997. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company has and will retain its prior accounting policy under APB Opinion Number 25, Accounting for Stock Issued to Employees, and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price.

          SFA No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan has been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

          The following table illustrates the effect on the loss and loss per share if U.S. RealTel had applied the fair value recognition provisions of SFAS. No. 123 to stock-based employee compensation:

	Six months ended June 30,		Three months ended June 30,

	2002	2003	2002	2003

Net income (loss), as reported	$(80,000)	$(1,204,000)	$(3,989,000)	$(56,000)
Add: Stock-based compensation, as reported	—	285,000	—	285,000
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(98,000)	(536,000)	(49,000)	(268,000)

Pro forma net income (loss)	$(178,000)	$(1,455,000)	$(4,038,000)	$(39,000)

Loss per share:
Basic and diluted income (loss) per share— as reported	$(0.01)	$(0.20)	$(0.68)	$(0.01)
Basic and diluted income (loss) per share— as pro forma	$(0.03)	$(0.25)	$(0.38)	$(0.01)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at June 30, 2003 consist of:

Accounts payable	$1,121,000
Accrued circuits and connectivity costs	8,678,000
Accrued termination charges	2,661,000
Accrued professional fees	297,000
Accrued compensation	620,000
Interest and finance charges	1,023,000
Other accrued expenses	3,631,000

$18,031,000

EXTINGUISHMENT OF LIABILITIES AND OTHER CREDITS

          Extinguishment of liabilities and other credits include the effect of the elimination of certain liabilities, in the amount of $1,028,000, during the six months ended June 30, 2003 as a result of renegotiated settlements on liabilities assumed, and the redemption of other assets, through the acquisition of Cypress Communications in February 2002.

2. LIQUIDITY

          The Company’s cash position decreased during the first two quarters of 2003 due to one-time payments resulting from renegotiated settlements on certain liabilities of the Company, and the acceleration of payments related to current accrued expense, also in relation to the settlement agreements. Management believes that our cash position should stabilize over the next several quarters as actions initiated in 2002 and early 2003 to reduce our costs materialize. The Company cannot, however, give any assurance that we will be able to operate on a profitable basis. Likewise, no assurance can be given that we can achieve sufficient profitability to support the debt service for the debt raised in connection with our acquisition of certain assets from Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (“ABN/STS”). Moreover, the terms of the indebtedness we incurred in connection with the acquisition of the ABN/STS assets contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness. Accordingly, there can be no assurance that our business plan will be achieved or that we will ever become profitable.

3. ACQUISITION

          In March 2003, the Company, through its wholly owned subsidiary, Cypress Communications, executed an agreement for the purchase of certain assets of Eureka Broadband Corporation (“Eureka”) consisting of its Southern California building-centric voice and data services business. These assets include customer contracts, as well as the in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed us to expand our telecommunications services operations to include over 750 small and medium-sized business customers in the California market.

          Cypress Communications paid $2.5 million in cash at closing to the sellers, assumed a note payable for $500,000 that is payable six months after the acquisition upon meeting certain operational covenants, assumed various commitments arising out of the operation of the business after the closing, assumed equipment lease obligations of approximately $107,000 and paid expenses incurred in connection with the acquisition of approximately $70,000.

           The acquisition was accounted for as a purchase, and accordingly, the results of operations of Eureka have been included since the date of acquisition in the accompanying statements of operations. The preliminary allocation of the purchase price as of April 1, 2003 was as follows:

Acquisition Costs	$3,177,000

Cost Allocation
Property And Equipment	2,614,000
Customer Contracts	463,000
Non-Compete Agreement	100,000

Total	$3,177,000

          The useful life of the property and equipment acquired was estimated at 5 years. The useful life of the customer contracts and the non-compete agreement were estimated at 3 and 5 years, respectively.

4. NON-CASH EQUITY TRANSACTIONS

          Certain members of the executive management of the Company were awarded performance-based options on March 20, 2002 (the “March Options”) and August 6, 2002 (the “August Options”). The purpose of these performance-based options was to better align executive management’s compensation with the growth of the Company. Both the March Options and August Options vest (1) 50% upon the achievement of four consecutive quarters of positive cash flow, on a cumulative basis, as defined in the option agreements (the “First Performance Date”), (2) 25% upon the first anniversary of the First Performance Date, and (3) 25% on the second anniversary of the First Performance Date. The options have a ten-year life and were issued with an exercise price above the fair value of the underlying stock on the date of the grant. The Company follows APB Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price.

          During the second quarter of 2003, the Company achieved the cash flow performance goals for the March Options and established the First Performance Date for the March Options. Accordingly, the first 50% of the March Options vested in accordance with the terms of the option agreement. The Company has recorded compensation expense in the amount of $333,000 in connection with the March Options, which includes the cost related to the 50% vested during the period and a prorated amount for the 50% to be vested over the next two years according to the agreement. The Company will expense the remaining compensation cost over the vesting period.

          In connection with the August Options, the Company has not recorded any stock compensation expense, as the exercise price of the performance-based options is $2.00, which is currently in excess of the fair market value of the stock.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

REVENUES	$1,565,000
DIRECT COSTS	1,318,000

REVENUES – NET OF DIRECT COSTS	247,000

OPERATING EXPENSES
Salaries and benefits	270,000
General and administrative	7,750,000

TOTAL OPERATING EXPENSES	8,020,000

OTHER INCOME (EXPENSE)
Interest income	85,000
Interest expense	(17,000)

TOTAL OTHER INCOME (EXPENSE) – NET	68,000

Net Loss	$(7,705,000)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,705,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327,000
Write-off of deferred compensation	6,312,000
Bad debt expense	8,000
Other non cash item	(31,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(89,000)
Prepaid expenses and other current assets	(831,000)
Other assets	780,000
Accounts payable and accrued expenses	(908,000)
Deferred revenues	282,000

Net cash used in operating activities	(1,855,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	8,000

Net cash provided by investing activities	8,000

DECREASE IN CASH AND CASH EQUIVALENTS	(1,847,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF MONTH	33,757,000

CASH AND CASH EQUIVALENTS, END OF MONTH	$33,910,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$17,000

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

          The following discussion should be read in conjunction with the information set forth in our Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements” and the “Statement Regarding Forward-Looking Statements” appearing within Item 1.

Overview

          We provide comprehensive data, voice and video communications services, referred to as “telecommunications services”, to businesses located in commercial office buildings in selected major metropolitan markets within the United States. We have provided such services since our acquisition of Cypress Communications, Inc. (“Cypress Communications”) in February 2002. Additionally, during the three month period ended March 31, 2002, we provided, or sought to provide, site access and usage rights, referred to as “telecommunications rights,” to telecommunications companies in Latin America through our 71%-owned Argentinean subsidiary and our 89%-owned Brazilian subsidiary. We have discontinued both operations.

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

          In March 2003, through Cypress Communications, we executed an agreement for the purchase of certain assets of Eureka Broadband Corporation (“Eureka”) consisting of its Southern California building-centric voice and data services business. These assets include customer contracts, as well as the in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed us to expand our telecommunications services operations to include over 750 small and medium-sized business customers in the California market.

          Except for (i) a net gain of approximately $15.5 million from the sale of our old North American telecommunications rights operations in December 2000 and (ii) an extraordinary gain, under purchase accounting, of approximately $7.8 million from our acquisition of Cypress Communications as of December 31, 2002; we have incurred significant operating losses and have experienced negative cash flows from operations since our inception. We expect to continue to incur costs as part of our efforts to achieve profitability. Our losses from continuing operations for the three months ended June 30, 2003 were $1.1 million. As of June 30, 2003, we had cash and cash equivalents of approximately $1.8 million.

          The unaudited Condensed Consolidated Statements for the three months ended June 30, 2002 include operations of Cypress Communications from February 1, 2002, the date of its acquisition for accounting purposes.

Results of Operations

Six months ended June 30, 2003 compared to six months ended June 30, 2002.

          REVENUES. Our revenues increased to approximately $43.8 million for the six months ended June 30, 2003 from approximately $8.2 million for the six months ended June 30, 2002. This increase in revenues was primarily the result of additional revenues related to the additional customer bases we acquired as a result of our acquisition in July 2002 of ABN/STS and in April 2003 of Eureka .

          REVENUES-NET. Our revenues-net (after direct costs) increased to approximately $22.2 million for the six months ended June 30, 2003 from approximately $1.9 million for the six months ended June 30, 2002. This increase was due to the additional profits provided by the new customer bases that we acquired. Our margins increased to approximately 51% in 2003 from approximately 23% in 2002, due to cost reductions obtained through changes in network performance, lower line access rates, and other measures, as well as due to the additional revenues-net provided by the customer bases we acquired. Additionally, revenues-net of direct costs reflects a $1.0 million benefit resulting from a revision of our accrued network liabilities during the second quarter of 2003.

          OPERATING EXPENSES. Our operating expenses increased to approximately $22.0 million for the six months ended June 30, 2003 from approximately $9.5 million for the six months ended June 30, 2002. The increase in our operating expenses resulted from the additional costs required to support the operations that we acquired, net of a $1.0 million benefit resulting from a reduction of acquisition liabilities and the redemption of various certificates of deposit, previously written off after the application of purchase accounting on our acquisition of Cypress Communications in February of 2002. Our sales and marketing expenses increased to approximately $3.0 million for the six months ended June 30, 2003 from approximately $1.4 million for the six months ended June 30, 2002 due to additional marketing activities resulting from our increased customer base. General and administrative expenses increased to approximately $19.7 million for the six months ended June 30, 2003 from approximately $8.1 million for the six months ended June 30, 2002, reflecting additional offices, employees and related expenses associated with the acquisition of the customer base related to our acquisition of the ABN/STS assets. The stock based compensation represents the amortized portion of performance based options awarded to certain members of the executive management of the Company that vested during the period. The elimination of liabilities and other charges for the six months ended June 30, 2003 reflects the renegotiated settlement of certain liabilities assumed through our acquisition of Cypress Communications in February of 2002 and the redemption of various certificates of deposit, also acquired through our acquisition of Cypress Communications.

          OTHER INCOME (EXPENSE). Other income (expense) was approximately ($1.3) million during the six months ended June 30, 2003, as compared to ($1.9) million for the six months ended June 30, 2002. This decrease in other (expense) was primarily the result of lower interest expense during the period net of the effect of the current period gain in asset disposition and loss on investment. Our interest revenue was $15,000 and $41,000, for the six months ended June 30, 2003 and 2002 respectively, and represented interest from excess cash invested by Cypress Communications. Interest expense for the six months ended June 30, 2003 consisted primarily of interest and finance charges incurred by Cypress Communications in connection with the acquisition of the ABN/STS assets. Our interest expense for the six months ended June 30, 2002 consisted primarily of interest and finance charges incurred in connection with our acquisition of Cypress Communications. The six month period ended June 30, 2003, includes a gain on asset disposition for $93,000 related to our disposition of our vehicle fleet during the second quarter of 2003, and a net loss on investment for $150,000 related to an impairment to a convertible note receivable, based on management’s expectations. We have negotiated a surrender of assets to recoup any losses.

          DISCONTINUED OPERATIONS. Net results from our Latin American operations are included under loss from discontinued operations. Our income from discontinued operations was $2.0 million for the year ended December 31, 2002. This income resulted from the recognition of currency exchange gains due to the devaluation of the Argentinean peso following the Argentinean currency crash in January 2002, net of the costs related to the liquidation of our Latin-American operations in March 2002. We did not record any such charges during the six months ended June 30, 2003.

          EXTRAORDINARY GAIN (LOSS). The six months ended June 30, 2002 includes an extraordinary gain of approximately $7.4 million, which resulted from the elimination of all long-term assets of Cypress Communications in an aggregate amount of approximately $27.2 million. We did not record any such charges during the six months ended June 30, 2003.

          INCOME TAXES. For the six months ended June 30, 2003 and 2002, no income tax benefit from our net operating losses was recognized because of the uncertainty as to whether we will ever realize the benefit from such net operating losses.

          NET LOSS FROM CONTINUING OPERATIONS. Our net loss from continuing operations for the six months ended June 30, 2003 was approximately $1,204,000 ($0.20 per basic and diluted common share). For the six months ended June 30, 2002, we had a net loss from continuing operations of approximately $9.6 million ($1.62 per basic and diluted common share). This decrease in net loss from continuing operations resulted from our implementation, in 2002, of Cypress Communications’ cost containment plan net of the effect of the additional operating volume generated by our newly acquired customer bases.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002.

          REVENUES. Our revenues increased to approximately $21.8 million for the three months ended June 30, 2003 from approximately $4.9 million for the three months ended June 30, 2002. This increase in revenues was primarily due to the additional revenues related to the customer bases that we acquired in July 2002 from ABN/STS and in April 2003 from Eureka.

           REVENUES-NET. Our revenues-net (after direct costs) increased to approximately $11.8 million for the three months ended June 30, 2003 from approximately $964,000 for the three months ended June 30, 2002. Revenues-net increased due to the additional profits provided by the new customer bases that we acquired. Our margins increased to approximately 54% in 2003 from approximately 20% in 2002, due to cost reductions through changes in network performance, lower line access rates, and other measures, and the additional revenues-net provided by our new customer bases. Revenues-net of direct costs also reflects a $1.0 million benefit resulting from a revision of our accrued network liabilities during the second quarter of 2003.

          OPERATING EXPENSES. Our operating expenses increased to approximately $11.2 million for the three months ended June 30, 2003 from approximately $3.9 million for the three months ended June 30, 2002. This increase in operating expenses resulted from the additional costs required for our operations, net of a $760,000 benefit resulting from a reduction of acquisition liabilities and the redemption of various certificates of deposit, previously written off after the application of purchase accounting on our acquisition of Cypress Communications in February of 2002. Our sales and marketing expenses increased to approximately $1.6 million for the three months ended June 30, 2003 from approximately $809,000 for the three months ended June 30, 2002 due to additional marketing activities resulting from our increased customer base. General and administrative expenses increased to approximately $10.0 million for the three months ended June 30, 2003 from approximately $3.0 million for the three months ended June 30, 2002, reflecting additional offices, employees and related expenses associated with the acquisition of the ABN/STS customer base. The stock based compensation represents the amortized portion of performance based options awarded to certain members of the executive management of the Company that vested during the period. The elimination of liabilities and other charges for the three months ended June 30, 2003 reflects the renegotiated settlement of certain liabilities assumed through our acquisition of Cypress Communications in February of 2002 and the redemption of various certificates of deposit, also acquired through our acquisition of Cypress Communications.

          OTHER INCOME (EXPENSE). Other income (expense) was approximately ($698,000) during the three months ended June 30, 2003, as compared to ($235,000) for the three months ended June 30, 2002. This increase in other (expense) was primarily the result of lower interest expense during the period net of the effect of the current period gain in asset disposition and loss on investment. Interest revenue was $7,000 and $36,000, for the three months ended June 30, 2003 and 2002 respectively, and represented interest from excess cash invested by Cypress Communications. Our interest expense for the three months ended June 30, 2003 consisted primarily of interest and finance charges incurred by Cypress Communications in connection with the acquisition of the ABN/STS assets. Our interest expense for the three months ended June 30, 2002 consisted primarily of interest and finance charges incurred in connection with our acquisition of Cypress Communications. The three month period ended June 30, 2003, includes a gain on asset disposition for $93,000 related to the disposition of our vehicle fleet during the quarter, and a net loss on investment for $150,000 related to an impairment of a convertible note receivable, based on management’s expectations. We have negotiated a surrender of assets to recoup any losses.

          DISCONTINUED OPERATIONS. Net results from our Latin American operations are included under loss from discontinued operations. Loss from discontinued operations was $68,000 for the year ended December 31, 2002. The loss resulted from the liquidation of our Latin-American operations in March of 2002. We did not record any such charges during the three months ended June 30, 2003.

          EXTRAORDINARY GAIN (LOSS). The three months ended June 30, 2002 includes an extraordinary loss of approximately $746,000, which resulted from subsequent adjustments to the extraordinary gain recorded on our acquisition of Cypress Communications. We did not record any such charges during the three months ended June 30, 2003.

          INCOME TAXES. For the three months ended June 30, 2003 and 2002, no income tax benefit from our net operating losses was recognized because of the uncertainty as to whether we will ever realize the benefit from such net operating losses.

          NET LOSS FROM CONTINUING OPERATIONS. Our net loss from continuing operations for the three months ended June 30, 2003 was approximately $56,000 ($0.01 per basic and diluted common share). For the three months ended June 30, 2002, we had a net loss from continuing operations of approximately $3,175,000 ($0.54 per basic and diluted common share). This decrease in net loss from continuing operations resulted from the implementation, in 2002, of the Cypress Communications’ cost containment plan net of the effect of our acquisitions.

Liquidity and Capital Resources

          Net cash used in our continuing operations was approximately $3.7 million for the six months ended June 30, 2003 versus approximately $6.1 million for the six months ended June 30, 2002. The higher net cash used for operating activities in 2002 was primarily due to the one-time extraordinary gain related to our acquisition of Cypress Communications in February of 2002 and the one-time gain in discontinued operations as a result of the discontinuation of our non-U.S. operations. Excluding the extraordinary gain and the gain in discontinued operations that we recognized in 2002, we had net cash provided by operating activities of $1.3 million. The net cash used for operating activities in 2003 includes one-time payments to reduce accrued expenses as a result of settlements with some of our vendors.

          Cash used by investing activities was approximately $3.9 million for the three months ended June 30, 2003, as compared with cash provided of approximately $14.0 million for the six months ended June 30, 2002. Cash used in 2003 includes an investment related to the acquisition of certain assets of Eureka consisting of its Southern California building-centric voice and data services business and for capital expenditures. The Eureka purchase was completed on April 1, 2003. Cash used in 2002 was for our acquisition of Cypress Communications, net of the approximately $32.7 million in cash that we acquired as part of the Cypress acquisition, net of capital expenditures.

          Our primary sources of liquidity have been proceeds from the issuance of our common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000, and cash acquired through our acquisition of Cypress Communications. Cash provided by financing activities was approximately $1.1 million for the six months ended June 30, 2003, as compared to cash used of approximately $452,000 for the six months ended June 30, 2002. Cash provided during the six months ended June 30, 2003 included payments for capital lease obligations of Cypress Communications, net of advances from a line of credit for approximately $1.7 million after payments of $300,000. Cash used during the six months ended June 30, 2002 was to pay for capital lease obligations of Cypress Communications and to pay for the acquisition of treasury stock.

          As of June 30, 2003, we had cash and cash equivalents of approximately $1.8 million. Our business has some seasonality primarily attributable to usage charges for voice services, which generally decline during holiday periods such as Thanksgiving, Christmas, and New Years; however, the effects of such seasonality have not had, and are not expected to have, a material impact on our liquidity. Cash generated from operations, along with the availability under our line of credit, is expected to be sufficient to fund our operations for at least the next twelve months.

Critical Accounting Policies

          “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon the Company’s consolidated condensed financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the consolidated condensed financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. The Company has reviewed the accounting policies used in reporting its financial results on a regular basis. Management has reviewed the accounting policies and related disclosures with the Company’s Audit Committee. The Company has identified the policies below as critical to its business operations and its financial condition and results of operations:

•	Revenue recognition

•	Stock-Based Compensation

•	Management Estimates

          For a detailed discussion on the application of these accounting policies, see item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FASB 46”). FASB 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB 46 applies immediately to variable interest entities created after January 31, 2003, and variable interest entities which the Company obtains an interest in after that date. FASB 46 is effective July 1, 2003 with regard to variable interest entities in which the Company holds a variable interest that was acquired before February 1, 2003. We do not expect the adoption of FASB 46 will have a material impact on our consolidated financial statements.

          On April 30, 2003, the Financial Accounting Standards Board issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The amendments set forth are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS 133. In addition, SFAS 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of “when issued” securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company does not expect that the adoption of SFAS 149 will have a material impact on its consolidated financial statements.

          On May 15, 2003, the Financial Accounting Standards Board issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which aims to eliminate diversity in practice by requiring that the following three types of “freestanding” financial instruments be reported as liabilities by their issuers: (i) Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets); (ii) Forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; (iii) Certain financial instruments that include an obligation that (1) the issuer may or must settle by issuing a variable number of its equity shares and (2) has a “monetary value” at inception that (a) is fixed, (b) is tied to a market index or other benchmark (something other than the fair value of the issuer’s equity shares), or (c) varies inversely with the fair value of the equity shares. The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. There is, however, a delayed effective date for private companies’ mandatorily redeemable instruments. The Company does not expect that the adoption of SFAS 150 will have a material impact on its consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

     (a)   Evaluation of disclosure controls and procedures – Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003 have concluded that as of the end of the reporting period, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be furnished to them by other persons within the Company and its consolidated subsidiaries.

     (b)   Changes in internal controls – There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to June 30, 2003.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Shareholders held on June 25, 2003, our shareholders took the following actions:

(a)  Elected the following individuals to our board of directors: Michael F. Elliott, Charles B. McNamee, Steve G. Nussrallah, Ross J. Mangano and Gerard H. Sweeney. The tabulation of votes for each director nominee was as follows:

	VOTES FOR	VOTES WITHHELD
Michael F. Elliott	5,175,859	32,000
Ross J. Mangano	5,175,859	32,000
Charles B. McNamee	5,205,859	2,000
Steve G. Nussrallah	5,165,859	42,000
Gerard H. Sweeney	5,175,859	32,000

(b)  Ratified the appointment of Deloitte & Touche LLP as our independent auditors for fiscal year 2003 as follows:

VOTES FOR	VOTES AGAINST	ABSTAINING	BROKER NON-VOTES

5,205,594	2,265	0	0

(c)  Ratified an amendment (the “Second Amendment”) to the 1999 Employee Equity Incentive Plan (the “Plan”) as follows:

VOTES FOR	VOTES AGAINST	ABSTAINING	BROKER NON-VOTES

3,294,432	392,983	5,300	1,515,144

The Second Amendment to the Plan increased the number of shares for issuance under the Plan. Under the Plan as originally adopted, 484,655 shares were reserved for issuance. The board of directors adopted the First Amendment to the Plan on March 20, 2002, which was approved by our shareholders on June 26, 2002, increasing the number of shares of common stock available for issuance under the Plan to 3,200,000 shares, subject to an automatic annual adjustment to an amount equal to 30% of our outstanding common stock on a fully-diluted basis, up to a maximum of 5,000,000 shares. Because of the high number of outstanding options under the Plan, many of which are held by former employees, the board of directors determined that the number of shares authorized under the Plan was still insufficient to provide appropriate equity incentive compensation to our current employees. The board of directors adopted the Second Amendment to the Plan on August 6, 2002, increasing the number of shares of common stock available for issuance under the Plan to 4,200,000 shares. The number of shares of our common stock available for issuance under the Plan is subject to an automatic annual adjustment to an amount equal to 30% of our outstanding common stock on a fully-diluted basis, up to a maximum of 5,000,000 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein:

31.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14.

31.2	Certificate of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to Rule 13a-14 or Rule 15d-14.

32.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    We filed the following Current Reports on Form 8-K during the three months ended June 30, 2003:

Date of Report	Subject of Report

April 10, 2003	Press release announcing our results for the quarter and fiscal year ended December 31, 2002

May 15, 2003	Press release announcing our results for the quarter ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. REALTEL, INC.

Dated: August 14, 2003	By: /s/ Charles B. McNamee

Charles B. McNamee Chief Executive Officer

Dated: August 14, 2003	By: /s/ Gregory P. McGraw

Gregory P. McGraw President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

31.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14.

31.2	Certificate of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to Rule 13a-14 or Rule15d-14.

32.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Gregory P. McGraw, President, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.