Form 10QSB
period 2003-09-30
U S REALTEL INC
filed 2003-11-12
CIK 1056064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ________

Commission file number 000-30401

U.S. REALTEL, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	36-4166222

(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

15 PIEDMONT CENTER, SUITE 100, ATLANTA, GEORGIA 30305

(Address of principal executive offices)

(404) 869-2500

(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,873,395 shares of Common Stock as of November 10, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
ITEM 3. CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

U.S. REALTEL, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “plan” or the negatives thereof, variations thereon or similar terminology. These forward-looking statements are found at various places throughout this report. These forward-looking statements generally relate to estimates, plans and objectives related to future operations as well as the markets for our services and products and are based upon management’s estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to assumptions which do not materialize, unforeseen developments, and/or matters beyond our control, including developments relating to the following:

•	the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations, and our need for additional funds required to support capital improvements, development, and acquisitions;

•	economic, competitive, demographic, business, and other conditions in our markets and with respect to our product offerings;

•	changes or developments in the laws, regulations or taxes in the telecommunications industry;

•	actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities;

•	changes in business strategy, capital improvements, and development plans;

•	changes in personnel or their compensation;

•	an inability to renew or early termination of our contracts;

•	an inability to increase revenues and reduce costs in our existing operations;

•	an inability to engage in future acquisitions;

•	the loss of any license or permit;

•	resolution of any pending or future litigation in a manner adverse to us; and

•	the other factors discussed under “Risk Factors” in our most recent annual report on Form 10-KSB or elsewhere in this report.

     You should read this report completely and with the understanding that actual future results may be materially different from what we expect. You should also read this report in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2002. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, in any future statement, report, press release or other communication.

U.S. REALTEL, INC.
Unaudited Condensed Consolidated Balance Sheet at September 30, 2003	4
Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2003 and the three months ended September 30, 2002 and 2003	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2003	6
Notes to Unaudited Condensed Consolidated Financial Statements	8
CYPRESS COMMUNICATIONS, INC. (PREDECESSOR)
Unaudited Condensed Consolidated Statement of Operations for the one-month period from January 1, 2002 to January 31, 2002	13
Unaudited Condensed Consolidated Statement of Cash Flows for the one-month period from January 1, 2002 to January 31, 2002	14
Notes to Unaudited Condensed Consolidated Financial Statements for the one-month period from January 1, 2002 to January 31, 2002	15

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,144,000
Accounts receivable, net of allowance for doubtful accounts of $1,119,000	8,660,000
Prepaid expenses and other current assets	1,296,000

TOTAL CURRENT ASSETS	13,100,000

PROPERTY AND EQUIPMENT, NET	24,994,000

OTHER ASSETS	829,000

$38,923,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,592,000
Current portion of long-term debt	1,034,000
Deferred income	1,367,000

TOTAL CURRENT LIABILITIES	19,993,000

LONG TERM PORTION OF LONG TERM DEBT	20,287,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized; 100 Series A issued and outstanding shares	—
Common stock, $.001 par value; 50,000,000 shares authorized; 6,468,000 issued and outstanding shares (including treasury)	6,000
Additional paid-in capital	23,554,000
Accumulated deficit	(24,057,000)

(497,000)
Less: Treasury Stock, at cost; 594,000 shares	(860,000)

TOTAL STOCKHOLDERS’DEFICIT	(1,357,000)

$38,923,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

AND THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

	For the nine months ended		For the three months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2003	2002	2003

REVENUES	$28,687,000	$64,818,000	$20,515,000	$21,046,000
DIRECT COSTS	16,798,000	33,761,000	10,538,000	12,140,000

REVENUES – NET OF DIRECT COSTS	11,889,000	31,057,000	9,977,000	8,906,000

OPERATING EXPENSES
Sales and marketing	2,629,000	4,267,000	1,223,000	1,248,000
General and administrative	16,557,000	29,428,000	8,444,000	9,712,000
Stock based compensation	—	385,000	—	52,000
Extinguishment of liabilities and other credits	—	(1,995,000)	—	(967,000)

TOTAL OPERATING EXPENSES	19,186,000	32,085,000	9,667,000	10,045,000

OTHER INCOME (EXPENSE)
Interest income	56,000	17,000	15,000	2,000
Interest expense and financing costs	(4,349,000)	(1,997,000)	(2,348,000)	(724,000)
Net gain (loss) on disposal of assets	(22,000)	123,000	(33,000)	30,000
Net gain (loss) on investment	—	(149,000)	—	1,000

TOTAL OTHER INCOME (EXPENSE) - NET	(4,315,000)	(2,006,000)	(2,366,000)	(691,000)

LOSS FROM CONTINUING OPERATIONS	(11,612,000)	(3,034,000)	(2,056,000)	(1,830,000)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	2,034,000	—	(2,000)	—

Loss Before Extraordinary Item	(9,578,000)	(3,034,000)	(2,058,000)	(1,830,000)
Extraordinary Item - gain on acquisition	7,440,000	—	—	—

NET LOSS	$(2,138,000)	$(3,034,000)	$(2,058,000)	$(1,830,000)

Net Loss Per Common Share
Loss from continuing operations	$(1.97)	$(0.52)	$(0.35)	$(0.31)
Gain from discontinued operations	0.35	—	—	—
Gain from Extraordinary Items	1.26	—	—	—

Net Loss Per Common Share - Basic and Diluted	$(0.36)	$(0.52)	$(0.35)	$(0.31)

Weighted Average Common Shares Outstanding	5,894,000	5,874,000	5,874,000	5,874,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,138,000)	$(3,034,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	645,000	3,149,000
Bad debt expense	142,000	1,398,000
Stock warrants in connection with acquisition	713,000	—
Stock options in connection with compensation arrangement	—	385,000
(Gain) on disposal of assets	(22,000)	(123,000)
Extraordinary gain	(7,440,000)	—
Non-cash interest expense	—	457,000
Other non-cash items	165,000	149,000
Changes in assets and liabilities, net of acquisitions
Increase in accounts receivable	(9,392,000)	(1,226,000)
(Increase) decrease in prepaid expenses and other current assets	(656,000)	114,000
(Increase) decrease in other assets	350,000	(285,000)
Increase (decrease) in accounts payable and accrued expenses	10,836,000	(5,775,000)
Increase in deferred income	134,000	891,000

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(6,663,000)	(3,900,000)
DISCONTINUED OPERATIONS	(2,206,000)	—

NET CASH USED IN OPERATING ACTIVITIES	(8,869,000)	(3,900,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(18,645,000)	(2,570,000)
Capital expenditures	(22,851,000)	(2,462,000)
Sale of property and equipment	—	188,000
Cash acquired in acquisitions	32,680,000	—

NET CASH USED IN INVESTING ACTIVITIES	(8,816,000)	(4,844,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable in connection with acquisition	16,436,000	—
Repayment of note payable in connection with acquisition	(16,436,000)	—
Proceeds from long term loans	26,284,000	4,132,000

	2002	2003

Principal payments of long-term debt	(8,483,000)	(502,000)
Payment for acquisition of treasury stock	(60,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,741,000	3,630,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,000	(5,114,000)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	2,061,000	8,258,000

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,117,000	$3,144,000

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,736,000	$902,000

Supplemental Disclosures of Noncash Investing and Financing Activities:
Note payable in connection with acquisition of subsidiary	$—	$500,000

Capital leases assumed in connection with acquisition of subsidiary	$—	$107,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

U.S. REALTEL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

     U.S. RealTel, Inc. (together with its subsidiaries, “U.S. RealTel”) was organized in January 1997 under the name “AGILE, LLC.” U.S. RealTel was incorporated in the State of Illinois under the name “U.S. RealTel, Inc.” in August 1997. In November 1997, U.S. RealTel merged with and into Admiral Two Capital Corporation, and the surviving company’s name was changed to “U.S. RealTel, Inc.” On May 8, 2000, U.S. RealTel reincorporated in the State of Delaware. In December 2000, U.S. RealTel sold substantially all of its North American assets and operations, including its proprietary database of site information, to Apex Site Management, Inc., a subsidiary of SpectraSite Holdings, Inc.

     U.S. RealTel established operations in Buenos Aires, Argentina in December 1998 and in Sao Paolo, Brazil in February 2000. U.S. RealTel conducted its Latin American operations in Argentina through RealTel de Argentina, S.A., a majority owned Argentine corporation, and in Brazil through RealTel do Brasil, S.A., a majority owned Brazilian corporation. In March 2002, U.S. RealTel decided to discontinue its Latin American operations.

     Beginning in February 2002 with U.S. RealTel’s acquisition of Cypress Communications, Inc. (“Cypress Communications”), it started to provide a full range of telecommunications services, to businesses in commercial office buildings located in select major metropolitan markets within the United States. U.S. RealTel’s telecommunications services include high speed Internet access and data services, local and dong-distance voice services, feature-rich digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communication services. U.S. RealTel delivers these services over fiber optic, digital, and broadband networks that it designs, constructs, owns, and operates inside large and medium-sized office buildings. As Cypress Communications is considered U.S. RealTel’s predecessor U.S. RealTel’s financial reports include the financial statements of Cypress Communications prior to February 2002. Also, as a result of U.S. RealTel’s acquisition of Cypress Communications, U.S. RealTel is no longer considered a development stage company.

     In July 2002, through Cypress Communications, U.S. RealTel acquired certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. (“ABN/STS”). The acquisition of certain asserts of ABN/STS allowed, U.S. RealTel to extend its telecommunications services operations to over 5,700 small and medium sized business customers in 25 major metropolitan U.S. markets.

     In March 2003, through Cypress Communications, U.S. RealTel acquired the Southern California building-centric voice and data services business of Eureka Broadband Corporation (“Eureka”). Through U.S. RealTel’s acquisition of these assets from Eureka, U.S. RealTel expanded its telecommunications services operations to over 750 small and medium sized business customers in the California market.

BASIS OF PRESENTATION

     U.S. RealTel’s unaudited condensed consolidated financial statements include the accounts of its subsidiaries that are more than 50% owned by U.S. RealTel including its wholly owned telecommunications services subsidiary Cypress Communications. All intercompany accounts and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements included herein are unaudited and include all normal recurring adjustments, which, in the opinion of U.S. RealTel’s management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with U.S. RealTel’s annual consolidated financial statements set forth in U.S. RealTel’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (the “Interpretation”). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which U.S. RealTel obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which U.S. RealTel holds a variable interest acquired before February 1, 2003. U.S. RealTel does not expect the adoption of the Interpretation to have a material impact on its consolidated financial statements.

     On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The amendments set forth are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of “when issued” securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. U.S. RealTel does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“ SFAS No. 150”), which aims to eliminate diversity in practice by requiring that the following three types of “freestanding” financial instruments be reported as liabilities by their issuers: (i) mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets); (ii) forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; (iii) certain financial instruments that include an obligation that (1) the issuer may or must settle by issuing a variable number of its equity shares and (2) has a “monetary value” at inception that (a) is fixed, (b) is tied to a market index or other benchmark (something other than the fair value of the issuer’s equity shares), or (c) varies inversely with the fair value of the equity shares. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. There is, however, a delayed effective date for private companies’ mandatorily redeemable instruments. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

Exclusion of SFAS No. 142 Amortization

     Effective January 1, 2002, U.S. RealTel adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), SFAS No. 142 requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to periodic impairment assessment by applying a fair value based test. U.S. RealTel did not have any goodwill as of September 30, 2003.

     Summarized below are the carrying value and accumulated amortization of intangible assets that are to be amortized under SFAS No. 142.

	September 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Customer Contracts	$748,000	$274,000	$474,000	$—	$—	$—
Non-compete agreement	100,000	16,000	84,000	$—	$—	$—

	$848,000	$290,000	$558,000	$—	$—	$—

STOCK-BASED COMPENSATION

     The FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), became effective in 1997. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, U.S. RealTel has and will retain its prior accounting policy under APB Opinion Number 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of U.S. RealTel’s common stock at the date of grant over the exercise price.

     SFAS No. 123 requires U.S. RealTel to provide pro forma information regarding net income and earnings per share as if compensation cost for its stock option plan has been determined in accordance with the fair value based method prescribed in SFAS No. 123. U.S. RealTel estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

     The following table illustrates the effect on the loss and loss per share if U.S. RealTel had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Nine months ended		Three months ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income (loss), as reported	$(2,138,000)	$(3,034,000)	$(2,058,000)	$(1,830,000)
Add: Stock-based compensation, as reported	—	385,000	—	52,000
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(147,000)	(815,000)	(49,000)	(272,000)

Pro forma net income (loss)	$(2,285,000)	$(3,464,000)	$(2,107,000)	$(2,050,000)

	Nine months ended		Three months ended
	September 30,		September 30,

	2002	2003	2002	2003

Net Loss per Common Share:
Basic and diluted - Loss from continuing operations per share, as reported	$(1.97)	$(0.52)	$(0.35)	$(0.31)
Basic and diluted - Gain from discontinued operations per share, as reported	0.35	—	—	—
Basic and diluted - Gain from extraordinary items per share, as reported	1.26	—	—	—

Basic and diluted - Net loss per share, as reported	$(0.36)	$(0.52)	$(0.35)	$(0.31)

Basic and diluted - Loss from continuing operations per share, as pro forma	$(2.00)	$(0.59)	$(0.36)	$(0.35)
Basic and diluted – Gain from discontinued operations per share, as pro forma	0.35	—	—	—
Basic and diluted - Gain from extraordinary items per share, as pro forma	1.26	—	—	—

Basic and diluted - Net loss per share, as pro forma	$(0.39)	$(0.59)	$(0.36)	$(0.35)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 2003 consist of:

Accounts payable	$2,712,000
Accrued circuits and connectivity costs	7,600,000
Accrued termination charges	1,227,000
Accrued professional fees	233,000
Accrued compensation	499,000
Interest and finance charges	1,215,000
Other accrued expenses	4,106,000

$17,592,000

EXTINGUISHMENT OF LIABILITIES AND OTHER CREDITS

     Extinguishment of liabilities and other credits include the effect of the elimination of certain liabilities, in the amount of $1,995,000, during the nine months ended September 30, 2003 as a result of negotiated settlements on liabilities assumed through the acquisition of Cypress Communications. Other credits include the redemption of various certificates of deposit, in the amount of $378,000, which were previously written-off as part of the application of purchase accounting on the acquisition of Cypress Communications.

2. LIQUIDITY

     The Company’s cash position decreased during the first three quarters of 2003 due to one-time payments resulting from renegotiated settlements on certain liabilities of the Company, and the acceleration of payments related to current accrued expense, also in relation to the settlement agreements. Management believes that our cash position should stabilize over the next several quarters as actions initiated in 2002 and early 2003 to reduce our costs materialize. The Company cannot, however, give any assurance that it will be able to operate on a profitable basis. Likewise, no assurance can be given that the Company can achieve sufficient profitability to support the debt service for the debt raised in connection with its acquisition of certain assets from Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (“ABN/STS”). Moreover, the terms of the indebtedness the Company incurred in connection with the acquisition of the ABN/STS assets contain restrictive covenants that limit its ability to incur additional indebtedness, pay dividends or undertake certain other transactions. The Company has also pledged certain assets as security under its senior credit facility. Therefore, the Company must devote a substantial portion of its cash flow to service its indebtedness. Accordingly, there can be no assurance that the Company’s business plan will be achieved or that it will ever become profitable.

3. ACQUISITION

     In March 2003, U.S. RealTel, through Cypress Communications, acquired Eureka ‘s Southern California building-centric voice and data services business. These assets included customer contracts, as well as Eureka’s in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed U.S. RealTel to expand its telecommunications services operations to include over 750 small and medium sized business customers in the California market.

     U.S. RealTel paid $2.5 million in cash at closing to Eureka, assumed a note payable for $500,000 payable six months after the acquisition upon meeting certain operational covenants, assumed various commitments arising out of the operation of the business after the closing, assumed equipment lease obligations of approximately $107,000 and paid expenses incurred in connection with the acquisition of approximately $70,000.

     The acquisition was accounted for as a purchase, and accordingly, the results of operations of the Eureka assets have been included since the date of acquisition in the accompanying statements of operations. The preliminary allocation of the purchase price as of April 1, 2003 was as follows:

Acquisition Costs	$3,177,000

Cost Allocation
Property And Equipment	2,614,000
Customer Contracts	463,000
Non-Compete Agreement	100,000

Total	$3,177,000

     The useful life of the property and equipment acquired from Eureka was estimated at 5 years. The useful life of the customer contracts was estimated at 1 year and the non-compete agreement was estimated at 3 years.

     In July 2003, U.S. RealTel, through Cypress Communications, negotiated the surrender of certain assets from E-Building Solutions, Inc. in California, a building-centric data services business, to mitigate the loss resulting from E-Building’s default on a $450,000 note receivable due to Cypress Communications. These assets included customer contracts, as well as E-Building’s in-building networks and associated building access rights.

     In addition to the $450,000 note receivable, U.S. RealTel, assumed equipment lease obligations of approximately $43,000 and paid expenses incurred in connection with the note of approximately $43,000.

     The transaction was accounted for as a purchase, and accordingly, the results of operations of the E-Building assets have been included since the date of acquisition in the accompanying statements of operations. The preliminary allocation of the purchase price as of July 1, 2003 was as follows:

Note receivable and other costs	$536,000

Cost Allocation
Property And Equipment	113,000
Customer Contracts	274,000
Loss on Investment	149,000

Total	$536,000

     The useful life of the property and equipment acquired from E-Building was estimated at 5 years and the useful life of the customer contracts was estimated at 1 year.

4. NON-CASH EQUITY TRANSACTIONS

     Certain members of U.S. RealTel’s executive management were awarded performance-based options on March 20, 2002 and August 6, 2002. The purpose of these performance-based options was to better align executive management’s performance with the growth of U.S. RealTel. These performance based stock options vest (1) 50% upon the first four quarters of cumulative positive cash flow (as defined in the stock option agreement) (2) 25% upon the first anniversary of the first performance date, and (3) 25% on the second anniversary of the first performance date. The stock options have a ten-year life and were issued at or above the fair market value of the underlying common stock on the date of grant. U.S. RealTel follows APB No. 25 and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of U.S. RealTel’s common stock at the measurement date over the exercise price.

     During the second quarter of 2003, U.S. RealTel achieved the requisite performance goals and a measurement date for the March 20, 2002 grant was established. Accordingly, the first 50% of the stock options vested in accordance with the terms of the stock option agreement. U.S. RealTel has recorded compensation expense in the amount of $385,000 in connection with the March 20, 2002 grant, which includes the cost related to the vesting of 50% of the stock options during the period and a prorated amount for the 50% of the stock options to be vested over the next two years in accordance with the stock option agreement. U.S. RealTel will expense the remaining compensation cost over the vesting period.

     In connection with the August 6, 2002 grant, U.S. RealTel has not recorded any stock compensation expense, as the exercise price of the performance-based options is $2.00, which was in excess of the fair market value of U.S. RealTel’s common stock at the measurement date.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

REVENUES	$1,565,000
DIRECT COSTS	1,318,000

REVENUES – NET OF DIRECT COSTS	247,000

OPERATING EXPENSES
Salaries and benefits	270,000
General and administrative	7,750,000

TOTAL OPERATING EXPENSES	8,020,000

OTHER INCOME (EXPENSE)
Interest income	85,000
Interest expense	(17,000)

TOTAL OTHER INCOME (EXPENSE) - NET	68,000

Net Loss	$(7,705,000)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,705,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327,000
Write-off of deferred compensation	6,312,000
Bad debt expense	8,000
Other non-cash item	(31,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(89,000)
Prepaid expenses and other current assets	(831,000)
Other assets	780,000
Accounts payable and accrued expenses	(908,000)
Deferred revenues	282,000

Net cash used in operating activities	(1,855,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	8,000

Net cash provided by investing activities	8,000

DECREASE IN CASH AND CASH EQUIVALENTS	(1,847,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF MONTH	33,757,000

CASH AND CASH EQUIVALENTS, END OF MONTH	$31,910,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$17,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

     Cypress Communications, Inc. and its subsidiaries (“Cypress Communications”) provide a full range of telecommunications services to businesses in commercial office buildings located in select major metropolitan markets within the United States. In February 2002, U.S. RealTel, Inc. (“U.S. RealTel”) acquired Cypress Communications (Note 2). Cypress Communications’ telecommunications services include high speed Internet access and data services, local and long-distance voice services, feature-rich digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. Cypress Communications delivers these services over fiber optic, digital, and broadband networks that it designs, constructs, owns, and operates inside large and medium-sized office buildings.

BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and include all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Cypress Communications’ January 31, 2002 annual consolidated financial statements.

2. ACQUISITION OF THE COMPANY

     In January 2002, Cypress Communications entered into a definitive agreement for the sale of Cypress Communications to U.S. RealTel. Pursuant to the agreement, U.S. RealTel initiated a tender offer for all the outstanding shares of common stock of Cypress Communications, including the associated rights to purchase preferred stock, at $3.50 per share net to the stockholder, in cash. The transaction, which was subject to 90% of the shares of common stock outstanding being tendered and not withdrawn as well as other customary and legal closing conditions, was completed on February 25, 2002. Approximately 94% of the shares of Cypress Communication common stock were tendered for cash payments, in the aggregate, of approximately $15 million. The acquisition of the remaining shares was completed immediately after the closing of the tender offer through the short-form merger of a wholly owned subsidiary of U.S. RealTel with and into Cypress Communications, with Cypress Communications surviving as a wholly owned subsidiary of U.S. RealTel.

     For future periods, Cypress Communications will be considered the predecessor of U.S. RealTel. U.S. RealTel’s financial reports will include the financial statements of Cypress Communications prior to February 2002.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

     The following discussion should be read in conjunction with the information set forth in our Unaudited Condensed Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements” and the “Statement Regarding Forward-Looking Statements” appearing within Item 1. The following discussion should also be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto contained in U.S. RealTel’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

Overview

     Beginning in February 2002 with U.S. RealTel, Inc.’s (together with its subsidiaries, “U.S. RealTel”, “we”, “us” or “our”) acquisition of Cypress Communications, Inc. (“Cypress Communications”), we have provided “a full range of telecommunications services, to businesses in commercial office buildings located in select major metropolitan markets within the United States. Our telecommunications services include high speed Internet access and data services, local and long-distance voice services, feature-rich digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. We deliver these services over fiber optic, digital, and broadband networks that we design, construct, own, and operate inside large and medium-sized office buildings. Additionally, during the three month period ended March 31, 2002, we provided, or sought to provide, site access and usage rights to telecommunications companies in Latin America through our 71%-owned Argentinean subsidiary and our 89%-owned Brazilian subsidiary. We have discontinued our Latin American operations.

     Except for (i) a net gain of approximately $15.5 million from the sale of substantially all of our North American assets and operations, including our proprietary database of site information, in December 2000 and (ii) an extraordinary gain, under purchase accounting, of approximately $7.8 million from our acquisition of Cypress Communications as of December 31, 2002, we have incurred significant operating losses and have experienced negative cash flows from operations since our inception. We expect to continue to incur significant operating losses as part of our efforts to achieve profitability. Our losses from continuing operations for the three months ended September 30, 2003 were $1.8 million. As of September 30, 2003, we had cash and cash equivalents of approximately $3.1 million.

     The Unaudited Condensed Consolidated Statements for the nine months ended September 30, 2002 include operations of Cypress Communications from February 1, 2002, the date of its acquisition for accounting purposes.

Results of Operations

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002.

     REVENUES. Our revenues increased to approximately $64.8 million for the nine months ended September 30, 2003 from approximately $28.7 million for the nine months ended September 30, 2002. This increase in revenues was primarily the result of additional revenues related to the additional customer bases we acquired in July 2002 from Intermedia Advanced Building Networks, the shared tenant telecommunication services business of WorldCom, Inc. (“ABN/STS”) and in April 2003 from Eureka Broadband Corporation (“Eureka”).

     REVENUES-NET. Our revenues-net (after direct costs) increased to approximately $31.1 million for the nine months ended September 30, 2003 from approximately $11.9 million for the nine months ended September 30, 2002. This increase was due to the additional profits provided by the new customer bases that we acquired. Our margins increased to approximately 48% for the nine months ended September 30, 2003 from approximately 41% for the nine months ended September 30, 2002, due to cost reductions obtained through changes in network performance, lower line access rates, and other measures, and the additional revenues-net provided by the customer bases we acquired. Additionally, revenues-net of direct costs reflects a $1.0 million benefit resulting from a revision of our accrued network liabilities during the second quarter of 2003.

     OPERATING EXPENSES. Our operating expenses increased to approximately $32.1 million for the nine months ended September 30, 2003 from approximately $19.2 million for the nine months ended September 30, 2002. The increase in our operating expenses resulted from the additional costs required to support the operations that we acquired, net of a $2.0 million benefit resulting from a reduction of acquisition liabilities and the redemption of various certificates of deposit, previously written off after the application of purchase accounting on our acquisition of Cypress Communications. Our sales and marketing expenses increased to approximately $4.3 million for the nine months ended September 30, 2003 from approximately $2.6 million for the nine months ended September 30, 2002 due to additional bad debt expense resulting from our increased customer base. General and administrative expenses increased to approximately $29.4 million for the nine months ended September 30, 2003 from approximately $16.6 million for the nine months ended September 30, 2002, reflecting additional offices, employees and related expenses associated with the acquisition of the ABN/STS assets. The stock based compensation represents the amortized portion of performance based options awarded to certain members of U.S. RealTel’s executive management that vested during the period. The elimination of liabilities and other charges for the nine months ended September 30, 2003 reflects credits for approximately $1 million resulting from negotiated settlements of certain liabilities assumed through our acquisition of Cypress Communications, and the redemption of various certificates of deposit for approximately $378,000, also acquired through our acquisition of Cypress Communications. The elimination of liabilities and other charges also includes the benefit from a one time charge for approximately $598,000 resulting from the reactivation of an office facility that had been previously shut-down by our predecessor.

     OTHER INCOME (EXPENSE). Other income (expense) was approximately ($2.0) million during the nine months ended September 30, 2003, as compared to ($4.3) million for the nine months ended September 30, 2002. This increase in other income (expense) was primarily the result of lower interest expense during the period net of the effect of the current period gain in asset disposition and loss on investment. Our interest revenue was $17,000 for the nine months ended September 30, 2003 and $56,000 for the nine months ended September 30, 2002. The interest revenue represented interest from excess cash invested by Cypress Communications. Interest expense for the nine months ended September 30, 2003 consisted primarily of interest and finance charges incurred by Cypress Communications in connection with the acquisition of the ABN/STS assets. Our interest expense for the nine months ended September 30, 2002 consisted primarily of interest and finance charges incurred in connection with our acquisition of Cypress Communications. The nine month ended September 30, 2003 includes a gain on asset disposition for $123,000 related to the disposition of our vehicle fleet during the second quarter 2003, and a net loss on investment for $149,000 related to an impairment to a convertible note receivable, based on management expectation. We have negotiated a surrender of assets to mitigate the loss.

     DISCONTINUED OPERATIONS. Net results from our Latin American operations are included under discontinued operations. Our income from discontinued operations was $2.0 million for the nine months ended September 30, 2002. This income resulted from the recognition of currency exchange gains due to the devaluation of the Argentinean peso following the Argentinean currency crash in January 2002, net of the costs related to the liquidation of our Latin American operations in March 2002. We did not record any such charges during the nine months ended September 30, 2003.

     EXTRAORDINARY GAIN (LOSS). The nine months ended September 30, 2002 includes an extraordinary gain of approximately $7.4 million, which resulted following the elimination of all long-term assets of Cypress Communications in an aggregate amount of approximately $27.2 million. We did not record any such charges during the nine months ended September 30, 2003.

     INCOME TAXES. For the nine months ended September 30, 2003 and 2002, we did not recognize an income tax benefit from our net operating losses because of our uncertainty as to whether we will realize the benefit from such net operating losses.

     NET LOSS FROM CONTINUING OPERATIONS. Our net loss from continuing operations for the nine months ended September 30, 2003 was approximately $3.0 million ($0.52 per basic and diluted common share). For the nine months ended September 30, 2002, we had a net loss from continuing operations of approximately $11.6 million ($1.97 per basic and diluted common share). This decrease in net loss from continuing operations resulted from our implementation, in 2002, of Cypress Communications’ cost containment plan net of the effect of the additional operating volume generated by our acquired customer bases, as discussed above.

Three months ended September 30, 2003 compared to the three months ended September 30, 2002.

     REVENUES. Our revenues increased to approximately $21.0 million for the three months ended September 30, 2003 from approximately $20.5 million for the three months ended September 30, 2002. This increase in revenues was primarily due to the additional revenues related to the customer base that we acquired in

April 2003 from Eureka, net of a decrease in revenues resulting from a reduction of our customer base prior to the acquisition.

     REVENUES-NET. Our revenues-net (after direct costs) decreased to approximately $8.9 million for the three months ended September 30, 2003 from approximately $10.0 million for the three months ended September 30, 2002. Revenues-net decreased due to the lower margins on the customer base we acquired. Our profit margins decreased to approximately 42% for the three months ended September 30, 2003 from approximately 49% for the three months ended September 30, 2002, due to lower profit margins from the customer base we acquired in April 2003 from Eureka.

     OPERATING EXPENSES. Our operating expenses increased to approximately $10.0 million for the three months ended September 30, 2003 from approximately $9.7 million for the three months ended September 30, 2002. This increase in operating expenses resulted from the additional costs required for our operations, net of a $967,000 benefit resulting from a reduction of acquisition liabilities and the redemption of various certificates of deposit previously written off after the application of purchase accounting on our acquisition of Cypress Communications in February of 2002. Our sales and marketing expenses remained stable at $1.2 million for the three months ended September 30, 2003 and the three months ended September 30, 2002. General and administrative expenses increased to approximately $9.7 million for the three months ended September 30, 2003 from approximately $8.4 million for the three months ended September 30, 2002, reflecting additional offices, employees and related expenses associated with the acquisition of the ABN/STS and Eureka customer bases. The stock based compensation represents the amortized portion of performance based options awarded to certain members of U.S. RealTel’s executive management that vested during the period. The elimination of liabilities and other charges for the six months ended September 30, 2003 reflects credits for approximately $369,000 resulting from negotiated settlements of certain liabilities assumed through our acquisition of Cypress Communications, and the benefit from a one time charge for approximately $598,000 resulting from the reactivation of an office facility that had been previously shut-down by our predecessor.

     OTHER INCOME (EXPENSE). Other income (expense) was approximately ($691,000) during the three months ended September 30, 2003, as compared to ($2.4 million) for the three months ended September 30, 2002. This increase in other income (expense) was primarily the result of lower interest expense during the period. Interest revenue was $2,000 for the three months ended September 30, 2003 and $15,000 for the three months ended September 30, 2002. The interest revenue represented interest from excess cash invested by us. Our interest expense for the three months ended September 30, 2003 consisted primarily of interest and finance charges incurred by us in connection with the acquisition of the ABN/STS assets. Our interest expense for the three months ended September 30, 2002 consisted primarily of interest and finance charges incurred in connection with our acquisition of Cypress Communications.

     DISCONTINUED OPERATIONS. Net results from our Latin American operations are included under discontinued operations. Loss from discontinued operations was $2,000 for the three months ended September 30, 2002. The loss resulted from the liquidation of our Latin-American operations in March of 2002. We did not record any such charges during the three months ended September 30, 2003.

     INCOME TAXES. For the three months ended September 30, 2003 and 2002, we did not recognize an income tax benefit from our net operating losses because of our uncertainty as to whether we will realize the benefit from such net operating losses.

     NET LOSS FROM CONTINUING OPERATIONS. Our net loss from continuing operations for the three months ended September 30, 2003 was approximately $1.8 million ($0.31 per basic and diluted common share). For the three months ended September 30, 2002, we had a net loss from continuing operations of approximately $2.0 million ($0.35 per basic and diluted common share). This decrease in net loss from continuing operations resulted from the implementation, in 2002, of the Cypress Communications’ cost containment plan net of the effect of the additional operating volume generated by our acquired customer bases, as discussed above.

Liquidity and Capital Resources

     Net cash used in our continuing operations was approximately $3.9 million for the nine months ended September 30, 2003 versus approximately $8.9 million for the nine months ended September 30, 2002. The higher net cash used for operating activities in 2002 was primarily due to the one-time extraordinary gain in relation to our acquisition of Cypress Communications and the one-time gain in our discontinued Latin American operations.

Excluding the extraordinary gain and the gain in discontinued operations that we recognized in 2002, we had net cash provided by operating activities of $777,000. The net cash used for operating activities in 2003 includes the one-time payments to reduce accrued expenses as a result of settlements with some of our vendors.

     Cash used by investing activities was approximately $4.8 million for the nine months ended September 30, 2003, as compared with cash provided of approximately $8.9 million for the nine months ended September 30, 2002. Cash used in 2003 includes an investment related to the acquisition of Eureka’s Southern California building-centric voice and data services business and for capital expenditures. We also made cash advances to E-Building Solutions, Inc. (“E-Building”), a California building-centric data services business pursuant to a note receivable agreement with E-Building. We completed the purchase of the Eureka assets on April 1, 2003. The E-Building loan was declared in default on June 2003, and in July 2003, Cypress Communications negotiated the surrender of E-Building’s assets in settlement of the our initial investment of $450,000. After valuing the assets surrendered, which included property and a customer list, we recorded a loss on investment in the amount of $149,000. Cash used in 2002 was for our acquisition of Cypress Communications, net of the approximately $32.7 million in cash that we acquired in the acquisition, net of capital expenditures.

     Our primary sources of liquidity have been proceeds from the issuance of our common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000 and cash acquired through our acquisition of Cypress Communications. Cash provided by financing activities was approximately $3.6 million for the nine months ended September 30, 2003, as compared to cash provided of approximately $17.7 million for the nine months ended September 30, 2002. Cash provided during the nine months ended September 30, 2003 included payments for capital lease obligations of Cypress Communications, net of advances from a line of credit for approximately $4.1 million. Cash provided during the nine months ended September 30, 2002 included payments (i) to a bridge loan for approximately $16.4 million in connection to the Cypress Communications acquisition, (ii) to pay a credit line for approximately $8 million in connection to the acquisition of the ABN/STS assets, (iii) to pay for capital lease obligations of Cypress Communications and (iv) for the acquisition of treasury stock, net of the effect of financing raised of approximately $26 million in connection with the acquisition of the ABN/STS assets.

     Management believes that our cash position should stabilize during the following quarters as actions initiated in 2002 and early 2003 to reduce U.S. RealTel’s costs are expected to materialize. We cannot, however, give any assurance that we will be able to generate sufficient cash flows from operations or financing activities to cover our future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that we can generate sufficient cash flow from operations or financing activities to support our debt service obligations, including debt raised in connection with our acquisition of certain assets from ABN/STS. Moreover, the terms of the indebtedness we incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. U.S. RealTel has also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that we will have sufficient liquidity to implement our business plan. Likewise, there can also be no assurance that we will be able to obtain cash through future financing activities on acceptable terms, or at all, or that we will ever become profitable.

     As of September 30, 2003, we had cash and cash equivalents of approximately $3.1 million. Our business has some seasonality primarily attributable to usage charges for voice services, which generally decline during holiday periods such as Thanksgiving, Christmas and New Years. The effects of such seasonality, however, have not had, and are not expected to have, a material impact on our liquidity. Cash generated from operations, along with the availability under our line of credit, is expected to be sufficient to fund our operations for at least the next twelve months.

Critical Accounting Policies

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon U.S. RealTel’s Unaudited Consolidated Condensed Financial Statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles. We are required to make, in the preparation of the Unaudited Consolidated Condensed Financial Statements, estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. Management has reviewed the accounting policies and related disclosures with U.S. RealTel’s Audit Committee. We have identified the policies below as critical to our business operations and our underlying financial condition and results of operations:

•	Revenue recognition

•	Stock-Based Compensation

•	Management Estimates

     For a detailed discussion on the application of these accounting policies, see item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in U.S. RealTel’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (the “Interpretation”). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which U.S. RealTel obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which U.S. RealTel holds a variable interest acquired before February 1, 2003. U.S. RealTel does not expect the adoption of the Interpretation to have a material impact on its consolidated financial statements.

     On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The amendments set forth are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of “when issued” securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. U.S. RealTel does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”),which aims to eliminate diversity in practice by requiring that the following three types of “freestanding” financial instruments be reported as liabilities by their issuers: (i) mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets); (ii) forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; (iii) certain financial instruments that include an obligation that (1) the issuer may or must settle by issuing a variable number of its equity shares and (2) has a “monetary value” at inception that (a) is fixed, (b) is tied to a market index or other benchmark (something other than the fair value of the issuer’s equity shares), or (c) varies inversely with the fair value of the equity shares. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. There is, however, a delayed effective date for private companies’ mandatorily redeemable instruments. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures – Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, U.S. RealTel carried out an evaluation, with the participation of U.S. RealTel’s management, including U.S. RealTel’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of U.S. RealTel’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, U.S. RealTel’s Chief Executive Officer and Chief Financial Officer concluded that U.S. RealTel’s disclosure controls and procedures are effective in timely alerting them to material information relating to U.S. RealTel (including its consolidated subsidiaries) required to be included in U.S. RealTel’s periodic filings with the Securities and Exchange Commission.

     (b)       Changes in internal controls – There has been no change in U.S. RealTel’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, U.S. RealTel’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

31.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Neal Miller, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Neal Miller, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	We filed the following Current Reports on Form 8-K during the three months ended September 30, 2003:

Date of Report	Subject to Report

August 15, 2003	Press release announcing results of U.S. RealTel, Inc. for the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. REALTEL, INC.

Dated:	November 12, 2003	By: /s/ Charles B. McNamee

Charles B. McNamee Chief Executive Officer

Dated:	November 12, 2003	By: /s/ Neal Miller

Neal Miller Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to Rule 13c-14(a).

31.2	Certificate of Neal Miller, Executive Vice President and Chief Financial Officer pursuant to Rule 13c-14(a).

32.1	Certificate of Charles B. McNamee, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Neal Miller, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.