Form 10KSB
period 2003-12-31
U S REALTEL INC
filed 2004-03-30
CIK 1056064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(404) 869-2500

(Issuer’s telephone number)

Securities registered under Section 12(b)
of the Exchange Act :

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g)
of the Exchange Act :

COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year: $84,626,000.

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates as of March 1, 2004 was $3,494,419, computed by reference to the closing sale price of the common stock of $1.00 per share on such date. Aggregate market value has been estimated solely for the purposes of this report. For purposes of this calculation, all executive officers, directors and 10% stockholders are classified as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,873,395 shares of common stock as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of registrant’s Proxy Statement to be filed with the Securities and Exchange Commission on or about April 16, 2004 relating to the 2004 Annual Meeting of Stockholders expected to be held on June 11, 2004 are incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

U.S. REALTEL, INC.

FISCAL YEAR 2003 FORM 10-KSB ANNUAL REPORT

PART I

SPECIAL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “plan” or the negatives thereof, variations thereon or similar terminology. These forward-looking statements are found at various places throughout this report. These forward-looking statements generally relate to estimates, plans and objectives related to future operations as well as the markets for our services and products and are based upon management’s estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to assumptions which do not materialize, unforeseen developments, and/or matters beyond our control, including developments relating to the following:

•	the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations, and our need for additional funds required to support capital improvements, development and acquisitions;

•	economic, competitive, demographic, business and other conditions in our markets and with respect to our product offerings;

•	changes or developments in the laws, regulations or taxes in the telecommunications industry;

•	actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial and other governmental authorities;

•	changes in business strategy, capital improvements and development plans;

•	changes in personnel or their compensation;

•	an inability to renew or early termination of our contracts;

•	an inability to increase revenues and reduce costs in our existing operations;

•	an inability to engage in future acquisitions;

•	the loss of any license or permit;

•	resolution of any pending or future litigation in a manner adverse to us; and

•	the other factors discussed under “Risk Factors That May Affect Future Results” in Item 6 and elsewhere in this report.

     You should read this report completely and with the understanding that actual future results may be materially different from what we expect. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the factors discussed in Item 6 and elsewhere in this report. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, in any future statement, report, press release or other communication.

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

     U.S. RealTel, Inc. (together with its subsidiaries, “U.S. RealTel,” “we,” “us,” or “our”) operates in one business segment, namely, the provision of telecommunications services. Since U.S. RealTel’s acquisition of Cypress Communications, Inc. (“Cypress Communications”) in February 2002, it has provided a full range of telecommunications services to businesses in commercial office buildings located in select major metropolitan markets in the United States. During 2001 and through the first quarter of 2002, U.S. RealTel also operated in the telecommunications business rights segment, all of which operations were conducted in Latin America, namely in Argentina and Brazil. In March 2002, U.S. RealTel liquidated its Latin American telecommunications rights operations. See “Description of Business — Discontinuance of Telecommunications Rights Business.”

     TELECOMMUNICATIONS SERVICES

Overview

     U.S. RealTel, through Cypress Communications, is the preferred communications provider in approximately 1,300 Class A commercial office buildings. We provide a full range of reliable, feature rich, integrated telecommunications services to businesses in those commercial office buildings, including high speed Internet access and data services, local and long-distance voice services, digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services and other advanced communication services. We deliver these services over fiber optic, digital and broadband networks that we design, construct, own and operate inside large and medium-sized office buildings.

     We target large and medium sized commercial office buildings in central business districts and suburban office markets within select major metropolitan markets within the United States where small and medium-sized businesses are typically located. We believe that our target businesses generally are under-served by incumbent providers. Properties that house many tenants with heavy demand for telecommunications services are the most desirable properties and offer us the opportunity to generate the highest revenue. Our current operations are in the following 25 markets: Atlanta, Birmingham, Boston, Chicago, Dallas, Denver, Hartford, Houston, Indianapolis, Miami, Minneapolis, Nashville, New Orleans, New Jersey, New York, Orlando, Philadelphia, Phoenix, Pittsburgh, Portland, San Francisco, Seattle, Southern California (Los Angeles and Orange County), Tampa and Washington, DC.

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

     Our current telecommunications services include:

     Data Services. We utilize in-building fiber optic networks to deliver high-speed Internet access directly to our customers in approximately 20 percent of our in-service buildings. We also utilize in-building CATV (Category 5 Cable) to deliver high-speed Internet access directly to our customers in approximately another 20 percent of our in-service buildings. The buildings which utilize fiber optic networks and CATV deliver the high-speed Internet access using a Cisco Systems™ router and switch deployed in the building. The remaining buildings employ high speed Internet access delivered through a Digital Subscriber Line Access Multiplexer (“DSLAM”) deployed in the building over twisted pair copper infrastructure. Our Internet service provides full Internet protocol routing, symmetric upstream and downstream bandwidth, and plug-and-play installation. Our customers do not need to purchase or maintain any specialized hardware to use our Internet service. Moreover, because our service is capable of delivering up to 10/100 Mbps Ethernet connectivity, we are poised to meet our customer’s growing bandwidth needs. The key features of our Internet services are:

•	Dedicated connectivity: Our service is designed to be always on, providing instantaneous connections and the capability to receive or transmit information continuously.

•	Flexibility: We can usually increase a customer’s bandwidth speed within minutes of receiving a request.

•	Diversity: We incorporate logically and physically diverse Internet circuits in our collocation facilities in each city to protect customer Internet connections from disruption.

•	Reliability: Each of our collocation facilities is supported by backup battery power. Moreover, we monitor all of our equipment, circuits and connections from our network operations center in Atlanta, Georgia. Should an outage occur in our network, we are notified immediately.

     In addition to our standard Internet access service, we offer other enhanced data services, including:

•	E-mail, featuring IPSwitch’s™ mail server version 7.13 and Postfix. Our service permits customers to use any e-mail client, including Microsoft Outlook™, Outlook Express™ and Netscape Mail™; access e-mail remotely using any web browser; set instant reply messages; and forward messages to supported pagers or voice e-mail systems.

•	Web conferencing, which permits our customers to upload visuals, including Microsoft PowerPoint™ presentations, engage in online collaboration with a remote audience, record and replay audio-visual presentations, and combine superior audio conferencing technology with the reach and visual impact of the Internet.

•	Web site hosting, featuring Compaq Proliant™ Servers running Microsoft Windows 2000 Advanced™ Servers with IIS and Linux with Apache Servers. Our web site hosting also includes, on the Linux servers, graphs of web site hit statistics, access to a database called MySQL, PHP and PERL support.

•	Domain Name Registration (DNS). DNS can include all or some of the following: registration of a domain, hosting, and the ability to make DNS updates quickly with one phone call.

•	Firewall Security Services. We offer a dedicated, cost-efficient firewall product to protect customer data and equipment. Our products of firewalls offer the latest in intrusion prevention by using state-full packet inspection compared to other products that use standard packet filtering. We also offer web site blocking, logging, VPN support and various other features.

•	Monitoring Services. We provide 24-hour monitoring of web servers, e-mail servers and customer local area networks. We can monitor customer systems every 5 minutes, 24 hours a day. If we encounter problems, we can notify our customers via e-mail, pager or both.

•	NNTP Internet News Feed. We carry a network news feed that contains over 30,000 news groups.

     Voice Services. Substantially all of our voice services customers rent their telephones from us. This ensures a compatible interface with our in-building communications equipment and provides customers with a number of key benefits, including access to an advanced, multi-function digital telephone system; significant reductions in up-front capital costs; and reduced risk of technological obsolescence. Our voice offerings include both traditional telephone services, such as local and long distance services, as well as value-added services, such as integrated voicemail, audio conferencing, webconferencing, calling cards and customizable toll-free number services. Additional enhanced features include call waiting, call forwarding, dial-back and caller identification.

     Bundled Voice and Data Services. Our customers tell us that assessing needs and selecting and managing vendors for voice/ data and video communications services is becoming increasingly complex. The historical approach to selling communications services has been “a la carte” packaging from numerous vendors. In the fall of 2003, we introduced our EZ Office Suite which provides complete solutions for a simplified seat price. This bundling approach has been popular with both new and existing customers and has the potential to substantially optimize the customer buying process. We have also seen a significant trend toward flat rate or unlimited long distance packaging. We began packaging EZ Office Flat Rate solutions in the fall of 2003 and expect a majority of future customers to purchase these types of solutions.

     Voice over Internet Protocol (VoIP) Services. In the summer of 2003, we began a trial in Southern California for enabling our VoIP solutions over our high speed Internet service. The specific application for delivering voice communications features to end users is known as IP Centrex. IP Centrex can enable significant new functionality for our customers and is expected to be the next wave of communications solutions for business customers. IP Centrex can also be provided over “managed local loops” which allows us to provide services to customers in off-net buildings. The trial was successful and we intend to launch IP Centrex services in additional markets starting in 2004. The benefits of IP Centrex for us includes opportunities to:

•	Follow customers if they move out of our current buildings.

•	Sell new services to existing customers.

•	Compete for customers that want a common solution for multiple locations.

•	Obtain customers that want the latest in technology.

•	Sell to customers in almost any building.

     Our VoIP solution consists of our EZ Office Web Dashboard, unlimited local calling, bundled minutes or unlimited long distance, high speed Internet and Cisco IP telephones. Functionality includes:

•	IP Phones. To date, we have provided IP phones from Cisco, but there are other potential providers in this market. IP phones provide the traditional telephone features as well as the flexibility to plug the phone into a standard Ethernet connection – at the office or home. Cisco has sold over 2.5 million IP phones and is a leader in the market. IP phones permit software updates to be uploaded to provide patches and enhancements that are not possible on traditional phones.

•	Find Me. Provides the ability to control the routing of your incoming calls. Establishes one number for all your phones (office, cell, home office). Manages important calls and blocks calls as your business needs change.

•	Visual Voicemail. Accesses and manages your voicemail just like email from your laptop or desktop PC, which we believe is much easier to utilize than the traditional method of using the keypad on a telephone.

•	Unified Messaging. Delivers voicemails to your email inbox (such as Outlook) and attaches voicemail messages to emails.

•	Call Logs. Displays all received, missed and dialed calls for last 90 days. Allows for simple click to call dialing, even when you are traveling.

•	Instant Conferencing. Lets you join 2-10 people instantly from any Internet connection.

•	Scheduled Conferencing. Allows you to establish a scheduled conference call for several participants with advanced functionality to manage the call.

•	Company Private Instant Messaging. Allows employees to “chat” with each other without the distractions of more commonly available instant messaging solutions.

•	Soft Console. Allows users to determine each employees’ availability status, even if they are remote.

•	Management Console. Provides simple administration from a web interface for set-up and changes.

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

Employees

     As of March 1, 2004 we employed 311 full-time employees, all in the United States. All of these employees are employed by U.S. RealTel’s wholly-owned subsidiary, Cypress Communications. We believe our employee relationships are good.

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

     We face competition in providing telecommunications services from:

•	In-Building Communications Providers. Because our license agreements are generally non-exclusive, substantially all of the landlords of the buildings in which we provide services are free to grant access, sales and marketing rights to one or more of our competitors. It is not yet clear whether it will be profitable for two or more companies to operate in-building networks within the same property. We are the only in-building provider in most of the buildings in which we operate, however, there is no assurance that this will continue to be the case in the future.

•	Local Telephone Companies. Incumbent local telephone companies (“ILECs”) have several competitive strengths,

including established brand names and reputations, and sufficient capital resources to rapidly deploy or expand communications equipment and networks. The Telecommunications Act of 1996 (the “1996 Act”) established certain conditions before the regional Bell operating companies (“RBOCs”) are allowed to offer interLATA long distance services to customers within their local service regions. By 2003, however, the RBOCs had received Federal Communications Commission (“FCC”) approval to offer in-region long distance service in all states, enabling them to offer “one-stop shopping” for communications services in competition with us. Many competitive local telephone companies (“CLECs”), that also possess competitive advantages, market retail services and selectively construct in-building facilities within our licensed buildings. ILEC dominance, and the more limited competition presented by CLECs, diminishes our opportunity to provide competitive local exchange services and may necessitate reductions in, or shrink potential margins from, our voice operations generally.

•	Long Distance Companies. Many of the leading long distance companies, such as AT&T, MCI and Sprint, have the capacity to build their own in-building voice and data networks. Other national long distance carriers, such as Level 3, Qwest and Williams Communications, are building and managing high speed, fiber-based, national voice and data networks, and such companies may extend their networks by installing in-building facilities and equipment. Additionally, the RBOCs are now permitted to provide long distance services in territories where they are not the dominant provider of local services. These companies may also provide long distance services in the territories where they are the dominant provider of local services if they satisfy a regulatory checklist established by the FCC. Because RBOCs are permitted to provide long distance services in territories where we operate, we face greater price competition.

•	Internet Service Providers. Internet service providers, such as Earthlink, Prodigy, Sprint and the Uunet subsidiary of MCI, provide traditional and high-speed internet access to residential and business customers, generally using existing communications infrastructure.

•	Digital Subscriber Line Companies. Digital subscriber line companies and/or their internet service provider customers, such as Covad, AT&T and various RBOC affiliates, provide high capacity internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow.

•	Cable-based Service Providers. Cable-based service providers use cable television distribution systems to provide high capacity Internet access and video services.

•	VoIP/ IP Centrex Providers. National Retail IP Centrex providers such as ICG and MCI Advantage have competitive offerings today and may become more aggressive in the marketplace. Wholesale providers such as Level 3 and GoBeam are expected to partner with numerous national retail channels which could include RBOCs and long distance companies. IP-PBX providers such as Cisco, Avaya, Nortel, Shoreline, Siemens and others are competing for PBX upgrades and multi-site networks which would compete for, or replace our offerings. Network-only providers such as Cbeyond are using low cost VoIP networks to package bundles of local/ long distance and Internet services in competition to our offerings. IP Phone providers will also grow and could offer both phone and service solutions in competition to our offerings. It is expected that most telecommunications service providers will build/ partner to deploy VoIP services of some kind. There are still many issues with integration, standardization, OSS systems, operational support and other areas that make building your own network very complex. We expect numerous acquisitions to reshape the industry players. For example, GoBeam recently announced a merger with Covad. The VoIP market is in the early stages and is rapidly evolving.

Sales and Marketing

     We market our telecommunications services directly to the tenants in our licensed buildings. Our typical license agreement enables us to display and disseminate our marketing materials in the leasing office and other locations within a building. Many of our agreements also require building owners, along with management and leasing representatives to advise tenants of the availability of our services and notify us as new tenants enter the building. In addition to these rights, we use landlord, property manager and tenant testimonials and references as marketing tools. We currently provide data and/or voice communications services to many of the landlords and property managers within our licensed buildings, due in part to the requirement under some of our license agreements that we provide free basic Internet access to such parties.

     Our sales approach is highly consultative. In our initial sales meetings, we work closely with prospective customers to assess their particular communications needs. We then present potential customers with customized proposals which we believe are often less expensive, more comprehensive and easier to administer than their current communications solutions.

   Real Estate Selection and Marketing

     Overall, as of December 31, 2003, we had license agreements giving us the right to operate our networks in more than 2,000 buildings, representing more than 733 million rentable square feet of office space in the United States and we were actually operating in approximately 1,300 of those buildings, representing more than 472 million rentable square feet of office space. Under the terms of our license agreements, we pay property owners a fixed rental fee and/or a percentage of the revenue we receive from providing communications services to the tenants in a building.

Suppliers

     We connect our in-building networks to local, long distance and Internet service providers in order to serve our customers. In most of our markets, we connect our networks to, and lease facilities from, CLECs and local telephone companies.

     We purchase long-distance transmission capacity from several long-distance carriers, such as MCI, XO Communications and AT&T. Under some of these agreements, we are required to undertake material minimum revenue and/or volume commitments. For a description of our aggregate commitments see Note 9(c) to the Notes to our Consolidated Financial Statements.

     To provide Internet services to our customers, we purchase intraLATA data transmission connectivity between our licensed buildings and local points of presence from CLECs, including MCI, XO Communications, Time Warner Telecom and local exchange carriers. We obtain our local points of presence from colocation service providers, such as C3 Communications, IX2, Semaphore and Switch & Data. We use broadband service providers, such as MCI, XO Communications, Level 3 and Sprint, to procure connectivity between our colocation facilities and the Internet backbone.

     Our in-building networks contain equipment such as data switches and routers, voice switches and other communications and video equipment that we purchase from Nortel Networks, Cisco Systems, Viadux and other manufacturers. As of March 1, 2004, we do not have minimum purchase commitments with any of our manufacturers. There are alternative vendors available to us for all the types of equipment that we purchase.

Regulation

     Overview. Our telecommunications services are subject to regulation at the federal, state and local levels. The regulations that apply to our operations are susceptible to change or cancellation as a result of ongoing administrative proceedings, litigation and new legislation. For example, the FCC is considering the implementation of new rules for multiple tenant environments (“MTEs”) that may impact our provision of in-building services, such as by limiting the preferences that landlords may allow to an in-building provider. This proceeding has been pending for a number of years. In addition, our costs are affected by regulations governing the dominant local telephone companies, on which we rely for transmission facilities and network access in many cases. The outcome of these various proceedings, as well as any other regulatory initiatives, cannot be predicted. Future regulatory changes may have a material adverse affect on our business and operations.

     Local Voice Telephone Service. Cypress Communications Operating Company, Inc. (“Cypress Operating Company”), a wholly owned subsidiary of Cypress Communications, is authorized to provide local exchange service as a CLEC in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Minnesota, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Texas, Utah, Washington and Washington, D.C. Another subsidiary of Cypress Communications, Cypress Communications Holding Company of Virginia, Inc. (“Cypress Virginia”), is authorized to provide local exchange service in Virginia. As a CLEC, Cypress (including both Cypress Operating Company and Cypress Virginia) is authorized to resell other carriers’ local voice services. If Cypress obtains such services from ILECs, the tariff rates under which it obtains services may be subject to change as the result of regulatory proceedings over which Cypress does not have control. Depending on state regulations, Cypress may also construct its own facilities or purchase network elements from ILECs in order to provide telecommunications services. To provide local voice services as a CLEC, Cypress obtains interconnection services from an ILEC under the ILEC’s existing tariff or by separate interconnection agreement. Cypress has entered into interconnection agreements with the dominant ILECs in each of the markets in which it operates.

     Regulations promulgated by the FCC under the 1996 Act require ILECs to provide interconnection, including access to unbundled network elements and retail services, at wholesale rates to CLEC competitors. During 2003, we began to exercise our rights under the 1996 Act to obtain access to unbundled elements of the ILECs’ networks in several of its markets. By doing this, as well as by migrating circuits to other CLECs, we have been able to reduce our network operating costs. These cost savings, however, depend on the regulatory duties of ILECs to provide us with unbundled elements at regulated rates. Because the regulatory duties of ILECs are subject to change, we cannot assure you that we can continue to benefit from cost savings in the future.

     The FCC has revised its interconnection regulations several times since 1996 and many of the FCC’s decisions have been subject to court appeals. During 2003, the FCC released significant changes to its rules governing access to unbundled network elements, and proposed additional changes (which have not yet been adopted) to its rules governing the prices for these elements. The FCC’s rules preserve CLEC access to unbundled network elements for the provision of most existing voice and data services, but also permit the ILECs to petition state regulatory commissions to withdraw access to particular network elements, including high-capacity circuits, based upon the presence of actual or potential competitive provisioning of those elements. The FCC rules are currently the subject of an appeal before the U.S. Court of Appeals for the District of Columbia Circuit. The uncertainty from this and other pending judicial and regulatory proceedings makes it difficult to predict whether we will be able to rely on existing interconnection rights and obligations or have the ability to negotiate acceptable interconnection agreements in the future.

     CLECs’ local and in-state telecommunications services are typically subject to some degree of state regulation. Most states require that CLECs receive approval to operate from the state’s public service commission. CLECs are generally required to file tariffs setting forth the terms, conditions and prices for voice services. In addition, under federal law, including the 1996 Act, CLECs are subject to additional obligations, including requirements to interconnect with other carriers, to provide other carriers access to their networks, to comply with number portability and dialing parity obligations, and to make the terms of their agreements available to other carriers on a non-discriminatory basis. On the other hand, CLECs have the right, among other things, to obtain interconnection with ILECs, to receive reciprocal compensation for terminating the calls of other local carriers and access charges for originating and terminating long distance calls for other long distance providers, and to purchase unbundled network elements and wholesale services of the ILEC’s network at prices not available to other ILEC customers.

     As a CLEC, we are required to comply with a variety of state laws and regulations concerning billing format, notices to customers, restrictions on disconnection for non-payment and other causes, filing of tariffs and reports, and payment of taxes, fees, and surcharges, including the federally-mandated universal service fund contribution. Compliance with these legal requirements increases the cost of our operations. In addition, complaints by customers or by state regulatory agencies alleging violations of any of these requirements could cause us to incur substantial legal and administrative expenses and adversely affect our business, even if the allegations are not ultimately proven.

     If we construct facilities that cross public rights-of-way, for example to connect customers in two or more buildings, or to connect to the facilities of an ILEC, we may also be subject to local government land use and franchise regulations. If local governments impose conditions on granting permits or other authorizations or if they fail to grant such permits or other authorizations in a timely manner, it may negatively impact our ability to expand our network on a timely basis and adversely affect our business.

     Long Distance Voice Services. Under current regulations, we are not required to file tariffs with, or seek authorization from, the FCC in order to provide domestic interstate long distance services; but we are required to adhere to certain basic rules and regulations regarding such services that are promulgated by the FCC, including the payment of certain regulatory fees. Cypress Operating Company is authorized by the FCC to provide international switched resale services. In some states, we must obtain authorization to provide intrastate long distance voice services. Cypress Operating Company is currently authorized to provide intrastate long distance services in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington, Washington, D.C. and Wisconsin. Cypress Virginia is authorized to provide intrastate long distance services in Virginia.

     Data Services. Our Internet and data services generally are not subject to federal, state or local regulation. Congress and some state legislatures have considered imposing taxes and other burdens on Internet service providers and regulating content provided over the Internet. In addition, we may be affected by certain statutes, regulations and court cases that assess liability against Internet service providers and other on-line service providers for providing information or content across their services or equipment that violates copyright, indecency, obscenity and other laws, or is defamatory, fraudulent or tortious in nature. The FCC is now considering a variety of proposals that could impose additional burdens on some services offered over the Internet, including obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs, and additional regulation of services that transmit voice communications over the Internet. Future regulation may have a negative impact on our ability to offer Internet services at competitive and profitable rates.

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

     We do not own or operate any direct broadcast satellites (“DBS”) or hold any similar types of licenses. Rather, we resell the programming services of DBS providers, such as DirecTV, Inc. Thus, our video services are regulated to a far lesser extent than the video services of traditional DBS operators

     Recent rulings of the FCC may help facilitate the provision of our video services. For example, the FCC has ruled that under certain circumstances, a roof may be considered an area controlled by a tenant upon which the owners of multiple unit premises cannot forbid the installation of some communication devices, such as satellite dishes.

     We do not hold any cellular or similar types of radio licenses. To the extent that we provide cellular or paging services, we rent or sell pagers and wireless phones and resell the services of third party wireless providers. Consequently, while we do pay some regulatory fees, we generally are not subject to federal regulation with respect to these services.

     911 and Enhanced 911. The FCC requires certain communications providers to establish 911 service, i.e., three digit dialing access to public safety call centers for emergency services. Enhanced 911, or E911, service permits the public safety call center to identify a caller’s telephone number and calling location for the dispatch of emergency personnel. 911 and E911 services are regulated at the federal, state and local level. Some states have enacted, or are likely to enact, legislation that will impose a penalty or surcharge on service providers whose telecommunications equipment does not meet or exceed the E911 requirements for the applicable jurisdiction. We currently offer, or are preparing to offer, 911 or E911 services in locations where the service is technically feasible; however, our ability to provide emergency service may be impeded by failed systems, systems that were not properly configured, systems that were not updated to reflect changes in technology or public networks, and certain other technical problems. We may incur penalties, surcharges, damages or other liabilities where, and to the extent that, we cannot provide 911 or E911 service.

Intellectual Property

     We regard certain aspects of our products, services and technology as proprietary; however, because we are not currently prosecuting any patent, trademark or copyright applications before the United States Patent and Trademark or Copyright Office, it may be possible for third parties to copy or use some of our intellectual property without authorization. Notwithstanding the foregoing, we regularly execute confidentiality, non-disclosure and non-competition agreements with our carriers, vendors, employees and representatives, in addition to other precautions, to protect our intellectual property.

DISCONTINUANCE OF TELECOMMUNICATIONS RIGHTS BUSINESS

Overview

     In our former telecommunications rights operations, we provided site access and usage rights, which we call “telecommunications rights,” to telecommunications companies in Latin America. We obtained telecommunications rights from property owners under long-term, “master lease” agreements. Under the master leases, we received the rights to install communications infrastructure in a property and/or to provide communications services to the property’s tenants. In exchange, we paid the property owner a percentage of the revenues that we received from subleasing the telecommunications rights to telecommunications companies. We conducted these operations only in Argentina and Brazil. In March 2002, we liquidated our Latin American operations.

HISTORY

     U.S. RealTel was organized in January 1997 under the name “AGILE, LLC.” U.S. RealTel was incorporated in the State of Illinois under the name “U.S. RealTel, Inc.” in August 1997. In November 1997, U.S. RealTel merged with and into Admiral Two Capital Corporation and the surviving company’s name was changed to “U.S. RealTel, Inc.” On May 8, 2000, U.S. RealTel reincorporated in the State of Delaware. U.S. RealTel established operations in Buenos Aires, Argentina in December 1998 and in Sao Paolo, Brazil in February 2000. U.S. RealTel conducted its Latin American operations in Argentina through RealTel de Argentina,

S.A., a majority owned Argentine corporation, and in Brazil through RealTel do Brasil, S.A., a majority owned Brazilian corporation. Both Latin American operations have been liquidated.

     In January 2002, U.S. RealTel entered into a definitive agreement for the acquisition of Cypress Communications, a U.S. based operation that provides a full range of telecommunications services to businesses in commercial office buildings located in select major metropolitan markets within the United States. Pursuant to the agreement, U.S. RealTel initiated a tender offer for all the outstanding shares of common stock of Cypress Communications, including the associated rights to purchase preferred stock, at $3.50 per share net to the stockholder, in cash. The transaction, which was subject to 90% of the shares of common stock outstanding being tendered and not withdrawn as well as other customary and legal closing conditions, was completed on February 25, 2002. Approximately 94% of the shares of Cypress Communication common stock were tendered for cash payments, in the aggregate, of approximately $15 million. The acquisition of the remaining shares of Cypress Communications was completed immediately after the closing of the tender offer through the short-form merger of a wholly owned subsidiary of U.S. RealTel with and into Cypress Communications, with Cypress Communications surviving as a wholly owned subsidiary of U.S. RealTel.

     In July 2002, through Cypress Communications, U.S. RealTel completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. (“ABN/STS”). The acquired assets included all customer contracts, in-building networks and the associated building access rights, as well as the necessary employees to support such assets. The acquisition of ABN/STS allowed Cypress Communications to extend its telecommunications services operations to over 5,700 small and medium sized business customers in 25 major metropolitan U.S. markets. Cypress Communications paid $29 million in cash at closing to the sellers, assumed various commitments arising out of the operation of the business after the closing, assumed accrued but unpaid liabilities incurred by the sellers in the operation of the business prior to the closing in an amount up to a maximum of $2 million, assumed vehicle lease obligations of approximately $284,000 and paid expenses incurred in connection with the acquisition of approximately $899,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of ABN/STS have been included since the date of acquisition in the accompanying statements of operations.

     In March 2003, U.S. RealTel, through Cypress Communications, acquired the Southern California building-centric voice and data services business of Eureka Broadband Corporation (“Eureka”). These assets included customer contracts, as well as Eureka’s in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed U.S. RealTel to expand its telecommunications services operations to include over 750 small and medium sized business customers in the California market. U.S. RealTel paid $2.5 million in cash at closing to Eureka, assumed a note payable for $500,000 payable six months after the acquisition upon meeting certain operational covenants of which $330,000 was disbursed, assumed various commitments arising out of the operation of the business after the closing, assumed equipment lease obligations of approximately $107,000 and paid expenses incurred in connection with the acquisition of approximately $70,000.

     In July 2003, U.S. RealTel, through Cypress Communications, negotiated the surrender of certain assets from E-Building Solutions, Inc. (“E-Building”) in California, a building-centric data services business, to mitigate the loss resulting from E-Building’s default on a $450,000 note receivable due to Cypress Communications. These assets included customer contracts, as well as E-Building’s in-building networks and associated building access rights. In addition to the $450,000 note receivable, U.S. RealTel, assumed equipment lease obligations of approximately $43,000 and paid expenses incurred in connection with the note of approximately $43,000.

ITEM 2. DESCRIPTION OF PROPERTY

LOCATION	CITY	GENERAL CHARACTER	SQUARE FEET	ANNUAL RENT	LEASE EXPIRATION
Piedmont Center	Atlanta, GA	Principal Executive Office, Cypress Headquarters	35,245	$1,141,568	2005-2007

33 N. LaSalle	Chicago, IL	General Office	14,283	$417,613	April 30, 2006

160 Federal Street	Boston, MA	General Office	7,292	$339,504	June 30, 2005

1555 Oakbrook	Norcross, GA	General Office / Warehouse	36,503	$314,919	January 1, 2007

1525 Wilson Blvd.	Arlington, VA	General Office	10,175	$330,970	July 31, 2007

1900 Avenue of the Stars	Los Angeles, CA	General Office	7,065	$258,761	July 31, 2007

LOCATION	CITY	GENERAL CHARACTER	SQUARE FEET	ANNUAL RENT	LEASE EXPIRATION
1650 Market Street	Philadelphia, PE	General Office	5,898	$147,528	December 31, 2009

4851 LBJ Freeway	Dallas, TX	General Office	7,742	$218,865	September 30, 2005

222 W Colinas Boulevard	Dallas, TX	General Office	7,928	$218,916	December 31, 2007

1600 Broadway	Denver, CO	General Office	8,974	$171,576	July 31, 2007

One Riverway	Houston, TX	General Office	5,188	$126,636	August 20, 2005

     U.S. RealTel has subleased all or part of the above offices with the exception of: 160 Federal Street, 1555 Oakbrook, 1650 Market Street, 222 W. Los Colinas and One Riverway, which U.S. RealTel leases directly from the landlord.

     We lease space in 30 additional commercial properties in the United States for general office purposes, network facilities, storage and warehouses, in each instance under leases that do not contain material financial obligations.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various legal proceedings that are ordinary and incidental to our business. Except as set forth below, management does not expect that any currently pending legal proceedings will have a material adverse effect on our results of operations or financial position.

     With respect to our ABN/STS acquisition, on or about January 23, 2003, we filed proofs of claim in the bankruptcy cases of WorldCom, Inc. and certain of its debtor affiliates as a result of such parties’ defaults under that certain Asset Purchase Agreement dated May 31, 2002 by and among Intermedia Communications, Inc., Shared Technologies Fairchild, Inc., Shared Technologies Fairfield Telecom, Inc., MCI Worldcom Communications, Inc., Worldcom, Inc., MCI-WORLDCOM Network Services, Inc. and Cypress Communications, that certain Omnibus Post-Closing Agreement dated July 16, 2002, by and among Intermedia Communications, Shared Technologies Fairchild, Shared Technologies Fairfield Telecom, MCI Worldcom Communications, Worldcom, Inc., MCI-WORLDCOM Network Services and Cypress Communications and certain other related ancillary documents. We filed amendments to these proofs of claim on January 29, 2004 to increase our claim to approximately $13.9 million, which amended proofs of claim to include damages caused to us as a result of certain fraudulent accounting practices of the debtors (not, so far as we are aware, specific to Cypress Communications) and failure to perform required actions and other breaches of the Transaction Documents by the Debtors.

     As a result of our communications with the debtors, we expect that they will object to these proofs of claim and most likely will bring counterclaims against us alleging breaches by us of the agreements and related ancillary documents. We expect such counterclaims may seek damages of approximately $2.7 million, of which we have approximately $2.0 million currently recorded in accrued expenses. We cannot express an opinion as to whether a favorable or unfavorable outcome is either probable or remote or to estimate the range of any possible loss or gain that may result from the settlement of these claims. An unfavorable outcome could, under certain circumstances, result in a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 2003 to a vote of the security holders.

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

PERIOD	HIGH	LOW
2003
Fourth Quarter	$1.01	$0.53
Third Quarter	1.40	0.70
Second Quarter	2.00	1.01
First Quarter	3.00	1.50
2002
Fourth Quarter	$3.00	$1.50
Third Quarter	2.15	1.30
Second Quarter	1.95	0.86
First Quarter	1.50	0.65

     As of March 1, 2004, there were 123 holders of record of our common stock. We believe that there are in excess of 300 beneficial owners of our common stock.

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

     The following table describes the equity securities issuable as of December 31, 2003 pursuant to our equity compensation plans. For a description of our equity compensation plans see Note 10 to our consolidated financial statements.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of		Number of
	securities to		securities
	be issued		remaining available
	upon		for future issuance
	exercise of	Weighted-average	under equity
	outstanding	exercise price of	compensation plans
	options,	outstanding	(excluding
	warrants and	options, warrants	securities reflected
Plan Category	rights	and rights	in column (a))
Equity compensation plans approved by security holders	3,896,759	2.24	1,103,241
Equity compensation plans not approved by security holders	12,204,859	1.77	—
Total	16,101,618	1.88	1,103,241

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth under “Risk Factors That May Affect Future Results” below and elsewhere in this report. The following discussion also should be read in conjunction with the information set forth in our consolidated financial statements and notes thereto included in “Item 7. Financial Statements” of this Annual Report on Form 10-KSB.

Overview

     Beginning in February 2002 with U.S. RealTel’s acquisition of Cypress Communications, we have provided a full range of reliable, feature rich, integrated telecommunications services to businesses located in select major metropolitan markets within the United States. We are the preferred communications provider in 1,300 Class A commercial office buildings in such select markets. Our telecommunications services include high speed Internet access and data services, local and long-distance voice services, digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. We deliver these services over fiber optic, digital and broadband networks that we design, construct, own and operate inside large and medium-sized office buildings. Additionally, during the three month period ended March 31, 2002, we provided, or sought to provide, site access and usage rights to telecommunications companies in Latin America through our 71%-owned Argentinean subsidiary and our 89%-owned Brazilian subsidiary. In March 2002, we liquidated our Latin American telecommunications rights operations.

     Except for a net gain of approximately $15.5 million on the sale of our old North American telecommunications rights operations in December 2000 and an extraordinary gain of approximately $7.9 million on the acquisition of Cypress Communications, under purchase accounting, we have incurred significant operating losses and experienced negative cash flows from operations since inception. Moreover, we expect to continue to incur costs as part of our efforts to achieve profitability. Net loss for the fiscal year ended December 31, 2003 was approximately $4.2 million compared with net loss of approximately $1.7 million for the fiscal year ended December 31, 2002. As of December 31, 2003, we had cash and cash equivalents of approximately $1.9 million.

     The Consolidated Statements of Operations for the for the fiscal year ended December 31, 2002 include operations of Cypress Communications from February 1, 2002, the date of its acquisition for accounting purposes.

Executive Summary

     In evaluating our financial condition, management focuses on several key themes and indicators of both revenues and expense as described below:

     Revenue

     The key areas of management focus relative to our revenues revolve around the status of our customer base. We provide our services generally to tenants resident within the approximately 1,300 office buildings in which we maintain access agreements. These tenants are generally operating under the terms of multi-year lease agreements with the building landlord. To the extent tenants who are our customers leave these buildings either during the term of or at the termination of their lease agreements, they may cease to be our customer. We endeavor to replace these lost customers with new tenants entering the buildings. We expend significant effort in determining the status and intentions of our existing customers relative to their current lease agreements within buildings we serve, as well as the status of prospective tenants who may be moving into these buildings.

     In addition to “move in – move out” activity, the other key revenue focus area within our customer base is the average number of users per customer. This factor is significant in determining and forecasting the average revenue per customer, and is directly tied to overall employment factors within the general economy. To the extent an existing customer hires additional employees, our revenue from that customer should generally increase. Conversely, reductions in employment totals of a customer would result in a reduction in revenue from the customer.

     During 2002 and 2003, we determined that, within our retained customer base, there was an overall reduction in the number of contracted users of our services, resulting in a reduction in the average revenue per customer for our services.

     We expect an improvement in the occupancy rates for the types of buildings that we serve in 2004. Improvement in occupancy rates in these buildings increases the number of potential sales opportunities for our services. Additionally, management believes that recent stabilization in the general employment picture in the United States will result in a stabilization or improvement in the average revenue per customer over what we are now experiencing.

          Costs

     One of the most significant cost elements for us is the amounts paid to telecommunications carriers for the provision of our voice and data network elements. These costs have both fixed and variable components. A key focus of management’s attention is the proper management of these cost elements.

     Management’s objectives in managing the voice and data network elements is to provide a cost effective and highly reliable solution for our business. Achieving this objective involves determining both the correct number of circuit elements necessary to provide an appropriate level of customer service, along with determining the best cost provider for those circuit elements.

     Starting in late 2002 and throughout 2003, management expended considerable effort in analyzing our network on a building by building basis to optimize the combination of service and cost. We were successful in reducing our overall network costs as a percentage of revenues throughout the year, while continuing to provide an appropriate level of service to our customers.

     During 2003, we substantially completed a process of obtaining certification to be a CLEC in most of the markets where we operate. CLEC certification allows us to enter into agreements with the incumbent local exchange carriers (“ILECs”) to obtain network services at rates generally lower than those we previously paid. Starting in late 2003, we began the process of converting our network to the lower rate platforms with the various ILEC providers. This process will continue into 2004. Management believes that we will realize substantial network cost savings through this process.

     The process of network analysis and re-grooming is ongoing. Management believes that there are additional opportunities for reduction in network costs through either reduction in network elements or transfer of elements to lower cost providers.

     Liquidity and Capital Resources

     Our primary sources of liquidity have been proceeds from the issuance of our common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000 and cash acquired through our acquisition of Cypress Communications. The terms of certain of our indebtedness limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. We must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations

     Beginning in the first quarter of 2002 and continuing throughout 2003, we initiated certain actions intended to improve liquidity and operating results. We expect the results of our actions to begin to materialize. As a result, our management believes that our cash position should stabilize during the following quarters, however, there is no assurance this will be the case. Our liquidity and capital resources remain a focal point of our management’s attention.

Asset Acquisitions

     As part of our business strategy, we have acquired certain assets of other companies which have had and are expected to continue to have an impact on our results of operations.

     In July 2002, through Cypress Communications, we acquired certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (“ABN/STS”). The acquisition of ABN/STS has allowed us to extend our telecommunication services operations to over 5,700 small and medium sized business customers in 25 major metropolitan U.S. markets.

     In March 2003, U.S. RealTel, through Cypress Communications, acquired the Southern California building-centric voice and data services business of Eureka Broadband Corporation (“Eureka”). These assets included customer contracts, as well as Eureka’s in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed U.S. RealTel to expand its telecommunications services operations to include over 750 small and medium sized business customers in the California market.

     In July 2003, U.S. RealTel, through Cypress Communications, negotiated the surrender of certain assets from E-Building Solutions, Inc. (“E-Building”) in California, a building-centric data services business, to mitigate the loss resulting from E-Building’s default on a $450,000 note receivable due to Cypress Communications. These assets included customer contracts, as well as E-Building’s in-building networks and associated building access rights.

Results of Operations

U.S. REALTEL YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     The following table sets forth consolidated financial and operating data as well as the percentage of total revenues represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	For the year ended December 31,
	2002	% of Revenue	2003	% of Revenue
REVENUES	$51,717,000	100%	$84,626,000	100%
DIRECT COSTS	28,704,000	56%	44,447,000	53%
REVENUES – NET OF DIRECT COSTS	23,013,000	44%	40,179,000	47%
OPERATING EXPENSES
Sales and marketing	3,977,000	8%	5,342,000	6%
General and administrative	25,789,000	50%	37,694,000	45%
Stock based compensation	—		438,000	1%
Extinguishment of liabilities and other credits	—		(1,995,000)	(2)%
TOTAL OPERATING EXPENSES	29,766,000	58%	41,479,000	49%
TOTAL OTHER INCOME / (EXPENSE)	(4,791,000)	(9)%	(2,863,000)	(3)%
LOSS FROM CONTINUING OPERATIONS	(11,544,000)	(22)%	(4,163,000)	(5)%
DISCONTINUED OPERATIONS	2,032,000	4%	—	0%
LOSS BEFORE EXTRAORDINARY ITEM	(9,512,000)	(19)%	(4,163,000)	(5)%
EXTRAORDINARY ITEM	7,783,000	15%	—	0%
NET LOSS	$(1,729,000)	(3)%	$(4,163,000)	(5)%

     REVENUES. For the year ended December 31, 2003, revenues from our telecommunications services business represented substantially all of our consolidated revenues. Revenues from this business increased to approximately $84.6 million for the year ended December 31, 2003 from approximately $51.7 million for the year ended December 31, 2002. The increase in revenues resulted from the full year of operations related to the customer base we acquired in July 2002 from ABN/STS, as well as the acquisitions during 2003 of the Eureka and E-Building customer base.

     While overall revenues increased for the year ended December 31, 2003, as indicated above, our quarterly revenues provided a downward trend. This trend was the result of several factors:

1.	Over the period following the acquisition of the customer base from ABN/STS, there was attrition in this customer base. This was attributable, in part, to the fact that a number of the acquired ABN/STS customers did not fit our overall business model, and terminated their service at the end of the term of their agreements.

2.	There was a negative trend in occupancy rates in the commercial real estate business. Occupancy in the types of buildings in which we offer our services declined significantly in the period after 2001. By some industry estimates, vacancy rates in these type buildings was as high as 30% in some markets. Vacancy rates in buildings we service has a direct impact on our opportunity to add new customers and to retain existing customers.

3.	The average revenue per customer declined during the period primarily as a result in reductions in the overall employment within our customer base. As employment falls within our customer base, the average number of users for which we can bill our services declines.

     Management believes that the major impact of these factors has been reflected in our operating results and believes that the negative trend in quarterly revenues should flatten in the early part of 2004.

     REVENUES-NET. Revenues-net (after direct costs) increased to approximately $40.2 million for the year ended December 31, 2003 from approximately $23.0 million for the year ended December 31, 2002. Margins increased to approximately 47.5% of revenues in 2003 from approximately 44.5% in 2002, due to the increased revenue volumes acquired since July 2002, and reduced network costs as a percentage of revenue. Additionally, revenue from the customer bases acquired from Eureka and E-Buildings were substantially for internet services, which results in a lower average margin than our overall business.

     Management believes that further improvements in margins can be achieved in the future as a result of the efforts expended to date relative to overall reduction in the cost of telecommunications network elements.

     OPERATING EXPENSES. Operating expenses increased to approximately $41.5 million for the year ended December 31, 2003 from approximately $29.8 million for the year ended December 31, 2002. The increase in operating expenses is primarily due to the full year of operations in 2003 of the ABN/STS business acquired in July 2002, along with additional operating expenses related to the 2003 acquisitions of assets from Eureka and E-Building. Operating expenses decreased as a percentage of revenues to approximately 49% for the year ended December 31, 2003 from approximately 58% for the year ended December 31, 2002 as a result of operating efficiencies achieved through focused cost reduction efforts in all areas of our business. Sales and marketing expenses increased to approximately $5.3 million for the year ended December 31, 2003 from approximately $4.0 million for the year ended December 31, 2002 primarily due to the full year employment in 2003 of sales and marketing personnel we hired during 2002. Sales and marketing expense declined as a percentage of revenue to 6% for the year ended December 31, 2003 from approximately 8% for the year ended December 31, 2002 as a result of restructuring of the sales and marketing functions during 2003 and the efficiencies achieved. General and administrative expenses increased to approximately $37.7 million for the year ended December 31, 2003 from approximately $25.8 million for the year ended December 31, 2002 primarily due to the full year operation of the ABN/STS business acquired in 2002. General and administrative expenses decreased as a percentage of revenues to approximately 45% for the year ended December 31, 2003 from approximately 50% for the year ended December 31, 2002 as a result of efficiencies achieved through the acquisition consolidation. General and administrative expenses for the year ended December 31, 2003 included depreciation and amortization expense of approximately $712,000. Depreciation and amortization expense included in general and administrative expenses for the year ended December 31, 2002 was approximately $1.5 million.

     EXTINGUISHMENT OF LIABILITIES AND OTHER CREDITS. The extinguishment of liabilities and other charges for the year ended December 31, 2003 reflects credits for approximately $1 million resulting from negotiated settlements of certain liabilities assumed through our acquisition of Cypress Communications, and the redemption of various certificates of deposit for approximately $378,000, also acquired through our acquisition of Cypress Communications. The extinguishment of liabilities and other charges also includes the benefit from a one time charge for approximately $598,000 resulting from the reactivation of an office facility that had been previously shut-down by our predecessor. We are currently in the process or renegotiating prior telecommunications contracts and expect similar credits over the next year.

     OTHER INCOME AND (EXPENSE). Other income and (expense) was ($2.9) million for the year ended December 31, 2003 as compared with approximately ($4.8) million during year ended December 31, 2002. Interest expense for the year ended December 31, 2003 was approximately ($2.7) million and consisted primarily of interest expense on debt incurred in 2002 and used in connection with acquisition of certain assets of ABN/STS. Interest expense for the year ended December 31, 2002 was approximately ($4.9) million and consisted primarily of approximately ($1.6) million in interest and finance charges incurred by U.S. RealTel in connection with the acquisition of Cypress Communications, and ($3.3) in interest and finance charges incurred by us in connection with the acquisition of certain assets of ABN/STS.

     DISCONTINUED OPERATIONS. There was no income or loss from discontinued operations for the year ended December 31, 2003. Net results from our Latin American operations are included under loss from discontinued operations for the year ended December 31, 2002. Income from discontinued operations was approximately $2.0 million for the year ended December 31, 2002.

The income resulted from the recognition of currency exchange gains due to the devaluation of the Argentinean peso after the Argentinean currency crashed in January 2002 and the liquidation of our Latin-American operations in March 2002.

     EXTRAORDINARY GAIN. The year ended December 31, 2002 includes an extraordinary gain of approximately $7.8 million of which resulted after the elimination of all of our long-term assets in an aggregate amount of approximately $26.8 million (Note 4 to Consolidated Financial Statements).

     INCOME TAXES. For the years ended December 31, 2003 and 2002, no income tax benefit from our consolidated net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

     NET LOSS. Our net loss for the year ended December 31, 2003 was approximately $4.2 million. For the year ended December 31, 2002, the net loss was approximately $1.7 million. The increase in net loss is a direct result of the extraordinary gain of approximately $7.9 million and income from discontinued operations of approximately $2.0 million, both realized in 2002. Without the benefit of the aforementioned gains, the net loss for the year ended December 31, 2002 would have been approximately $11.6 million. The network cost reductions and other cost control initiatives implemented during 2002 and 2003 combined with the full year operation of ABN/STS business acquired in 2002, resulted in a significant reduction in the operating loss from continuing operations in 2003 as compared to 2002.

Liquidity and Capital Resources

     Beginning in the first quarter of 2002, we initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) completing the acquisition of Cypress Communications and making certain adjustments to Cypress Communications’ staffing levels and cost structure, (ii) liquidation of the operations in Argentina and Brazil, (iii) completing the purchase of certain assets of ABN/STS, and (iv) raising $28 million in connection with such asset acquisition.

     Net cash used by our operations was approximately $1.4 million for the year ended December 31, 2003 versus cash provided by our operations of approximately $5.1 million for the year ended December 31, 2002. The net cash used for operating activities in 2003 includes the one-time payments to reduce accrued expenses as a result of settlements with some of our vendors.

     Cash used by investing activities was approximately $5.3 million for the year ended December 31, 2003, as compared with cash used of approximately $16.5 million for the year ended December 31, 2002. Cash used in 2003 includes an investment related to the acquisition of Eureka’s Southern California building-centric voice and data services business and for capital expenditures. We also made cash advances to E-Building pursuant to a note receivable agreement with E-Building. We completed the purchase of the Eureka assets on April 1, 2003. The E-Building loan was declared in default in June 2003, and in July 2003, Cypress Communications negotiated the surrender of E-Building’s assets in settlement of the our initial investment of $450,000. After valuing the assets surrendered, which included property and a customer list, we recorded a loss on investment in the amount of $149,000. Cash used in 2002 was for our acquisition of Cypress Communications, net of the approximately $33 million in cash that we acquired in the acquisition, net of capital expenditures.

     Our primary sources of liquidity have been proceeds from the issuance of our common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000 and cash acquired through our acquisition of Cypress Communications. Cash provided by financing activities was approximately $300,000 for the year ended December 31, 2003, as compared to cash provided of approximately $17.6 million for year ended December 31, 2002. Cash provided during the year ended December 31, 2003 included payments for capital lease obligations of Cypress Communications, net of advances from a line of credit for approximately $2.0 million. Cash provided during the year ended December 31, 2002 included payments (i) to pay a bridge loan for approximately $16.4 million in connection with the Cypress Communications acquisition, (ii) to pay a credit line for approximately $8 million in connection with the acquisition of the ABN/STS assets, (iii) to pay for capital lease obligations of Cypress Communications and (iv) for the acquisition of treasury stock, net of the effect of financing raised of approximately $26 million in connection with the acquisition of the ABN/STS assets.

     Management believes that our cash position should stabilize during the following quarters as actions initiated in 2002 and throughout 2003 to reduce our costs are expected to materialize. We cannot, however, give any assurance that we will be able to generate sufficient cash flows from operations or financing activities to cover our future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that we can generate sufficient cash flow from operations or financing activities to support our debt service obligations, including debt raised in connection with our acquisition of certain assets from ABN/STS. Moreover, the terms of the indebtedness we incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that we will have sufficient liquidity to implement our business plan. Likewise, there can also be no assurance that we will be able to obtain cash through future financing activities on acceptable terms, or at all, or that we will ever become profitable.

     As of December 31, 2003, we had cash and cash equivalents of approximately $1.9 million. Our business has some seasonality primarily attributable to usage charges for voice services, which generally decline during holiday periods such as Thanksgiving, Christmas and New Years and during the summer months; however, the effects of such seasonality have not had, and are not expected to have, a material impact on our liquidity. Cash generated from operations, along with the availability under our line of credit, is expected to be sufficient to fund our operations for at least the next twelve months.

     Despite our efforts and those of our advisors, to date, we have not been able to obtain sufficient historical data to provide the necessary audited financial statements of ABN/STS pursuant to the applicable SEC regulations. A number of factors have led to our inability to obtain the necessary financial information related to the ABN/STS assets acquired, including, but not limited to, (i) the bankruptcy filing by WorldCom, Inc. following the acquisition of the assets, (ii) the resignation of Arthur Andersen as the auditors for WorldCom, Inc., and (iii) the fact that the assets acquired were spread among various divisions and entities all under the control of WorldCom, Inc. Our inability to provide the necessary financial statements pursuant to the applicable SEC regulations may have an adverse impact on our future ability to raise capital, especially to the extent such capital raising activity would require the filing of a registration statement with the SEC, until at least two years of financial information with respect to the acquired assets have been included in our audited financial statements.

Contractual Obligations and Commitments

     The following table contains information relating to our contractual obligations and commitments for the five years subsequent to December 31, 2003 and thereafter. The amounts represent the maximum future contractual obligations and are reported without giving effect to any related discounts, premiums and other adjustments necessary to comply with accounting principles generally accepted in the U.S. In addition, we have unused line of credit outstanding totaling approximately $8 million at December 31, 2003.

		Payments Due by Period
		Less than 1				After 5
	Total	Year	1-3 Years		4-5 Years	Years
Debt	18,000,000	—	8,000,000	(1)	—	10,000,000 (2)
Interest Expense on Debt	7,210,000	1,120,000	840,000		—	5,250,000
Capital Leases	529,000	494,000	35,000		—	—
Operating Leases	19,371,000	6,400,000	11,030,000		806,000	1,135,000
Obligations under license agreements	5,274,000	1,640,000	2,490,000		495,000	649,000
Obligations under communications service agreements	28,019,000	18,438,000	9,460,000		121,000	—

Total contractual cash obligations	78,403,000	28,092,000	31,855,000		1,422,000	17,034,000

     (1) The Bridge Loan accrues interest at 14% per annum, and matures on the earlier to occur of (i) one business day following the maturity of the Senior Credit Facility and (ii) July 16, 2005. On March 25, 2004, we amended the terms of the Bridge Loan such that, in the event that the Senior Credit Facility is not renewed at its maturity in July 2004, the Bridge Loan will not mature until the earlier to occur of (i) its original maturity date of July 15, 2005 and (ii) an event whereby we substantially refinance our debt obligations.

     (2) The Convertible Notes accrue interest at the rate of 7.5% per annum, compounded quarterly, and payable at maturity of the notes, whether upon their stated maturity of July 1, 2009, or earlier as a result of acceleration in the event of a default or upon redemption of the Convertible Notes. The principal of and accrued interest on the Convertible Notes is convertible into our common stock at $1.13 per share. The Convertible Notes are redeemable by us at any time by payment of the outstanding principal balance and accrued interest. In the event that the Convertible Notes are redeemed, the Purchasers have been issued warrants which will then be eligible for exercise to purchase the number of shares of our common stock that the Convertible Notes were convertible into on the redemption date at a conversion price of $1.13 per share.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon our Consolidated Financial Statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles. We are required to make, in the preparation of the Consolidated Financial Statements, estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. Management has reviewed the accounting policies and related disclosures with our Audit Committee.

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

     We have identified the following as accounting policies critical to us:

REVENUE RECOGNITION

     Monthly recurring charges for local access, long-distance, equipment rental, Internet access, digital satellite business television, voicemail, inbound 800, and other enhanced voice and data services, are recognized as services are provided. Deferred income represents monthly recurring charges received in advance. At December 31, 2003, approximately $1.3 million of deferred income is recorded in deferred revenues in the accompanying balance sheet.

     Nonrecurring charges include installations and moves, adds, and changes. Installation fees represent the initial cost charged by Cypress Communications for installing voice phone lines, data lines, and business television in the tenant’s premises. Move, add, and change (“MAC”) charges are for Cypress Communications’ labor and materials related to moving, adding, or changing a customer’s services. Installation and MAC charges are recognized when the services are provided as they represent separate earnings process. All related up front costs have been expensed as incurred.

STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), became effective in 1997. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on the fair value of such awards at the date of grant. As permitted by SFAS No. 123, we have and will retain our prior accounting policy under Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Recent Accounting Pronouncements

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 is effective immediately for variable interest entities created after February 1, 2003. In December 2003, FASB published Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“Revised FIN No. 46”). Revised FIN No. 46, among other things, defers the effective date of implementation for certain entities. Revised FIN No. 46 is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Revised FIN No. 46 is not expected to have a material impact on our results of operations or financial position.

     On April 30, 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The amendments set forth are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of “when issued” securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. U.S. RealTel does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial statements.

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS No. 145”). SFAS No. 45 rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt (“SFAS No. 4”), and an amendment of SFAS No. 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 45 also rescinded SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 45 amended SFAS No. 13, Accounting for Leases (“SFAS No. 13”), to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 45 also amended other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 45 related to the rescission of SFAS No. 4 must be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 45 related to SFAS No. 13 will be applicable for transactions occurring after May 15, 2002. Early application of the provisions of SFAS No. 45 is encouraged. We do not expect the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     On May 15, 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“ SFAS No. 150”), which aims to eliminate diversity in practice by requiring that the following three types of “freestanding” financial instruments be reported as liabilities by their issuers: (i) mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets); (ii) forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; (iii) certain financial instruments that include an obligation that (1) the issuer may or must settle by issuing a variable number of its equity shares and (2) has a “monetary value” at inception that (a) is fixed, (b) is tied to a market index or other benchmark (something other than the fair value of the issuer’s equity shares), or (c) varies inversely with the fair value of the equity shares. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. There is, however, a delayed effective date for private companies’ mandatorily redeemable instruments. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

Risk Factors That May Affect Future Results

     An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, or if any risk not identified below negatively impacts us, our business, financial condition and results of operations would likely suffer, the trading price of our common stock could fall and you could lose all or part of the money you paid for our common stock.

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

Our short operating history makes it difficult to predict future operating results.

     Our business was founded in January 1997. We have only operated in the telecommunications services business since February 2002. As such, we have a short operating history and limited historical financial and operating data with respect to our business. We have incurred significant operating losses and negative cash flows from operations since inception.

We expect to continue to incur operating losses for the foreseeable future.

     Since we entered into the telecommunications services business, we have not achieved profitability and expect to continue to incur losses for the foreseeable future. As a result, we will need to generate significant revenue to achieve profitability, which may not occur.

Our business model may not succeed.

     We are attempting to implement our business model in a highly competitive and fast-changing telecommunications market which makes it impossible to predict the extent to which our business model will succeed. We may continue to make substantial capital expenditures in deploying our networks without knowing whether our business plan can be successfully executed. As a result, there is a risk that our business will fail. Additionally, our limited operating history makes it difficult to evaluate the execution of our business model thus far.

     To be successful, we must develop, market and implement the various components of our business strategy at widely accepted prices that exceed our operating expenses. Even if we execute our business model as we plan, we cannot be certain that we will ever achieve favorable operating results, profitability or generate revenues sufficient to cover our capital and operating costs.

     We have substantial debt.

     We have incurred substantial debt to date for purposes of funding our acquisitions and operations. We may use a substantial portion of our cash flow to pay principal and interest on our debt, thereby reducing the funds available for working capital, capital expenditures and other general corporate purposes, including executing our business strategy. In addition, a substantial portion of this debt will become due in the next 18 months. We may not be able to generate adequate cash flows from operations to repay this debt, or we may not be able to refinance this debt with a long term debt facility. Our inability to repay or refinance this debt could have a material negative impact on our operations.

We must attract and retain key personnel in order to implement our business plan.

     The loss of the services of key personnel or the failure to attract additional qualified personnel as required could have a material adverse effect on our ability to sustain our business or grow. We believe that our future success will depend in large part on our ability to attract and retain qualified managerial, technical and sales personnel. In March 2004, we announced that Mr. Gregory P. McGraw has been appointed as acting chief executive officer and is acting in this role in addition to the other functions he is performing. Our former chief executive officer, Charles B. McNamee, left the Company. We are actively seeking a new chief executive officer but no assurance can be made that we will identify or attract a qualified candidate.

We may not be able to grow sufficiently and manage that growth in order to be successful.

     If we are successful in implementing our business plan, our operations may expand rapidly. We believe we must grow our business in order to achieve sufficient economies of scale to operate profitably. Because the communications industry is capital intensive, rapidly evolving and subject to significant economies of scale, as a relatively small organization we are at a competitive disadvantage. The growth we must achieve to reduce that disadvantage will put a significant strain on all of our resources. We will require substantial additional capital beyond that which is currently available to us in order to finance our growth according to our current business plan. If we fail to grow rapidly or obtain additional capital, we may not be able to compete with larger, more established companies

     Furthermore, rapid expansion could place a significant strain on our management, financial and other resources. Our ability to manage future growth, if it occurs, will depend on, among other things, our ability to: (1) control expenses related to our business plan; (2) maintain responsive customer service; (3) improve existing, and implement new, billing and collections, operational support and administrative systems; and (4) expand, train and manage our employee base, in particular qualified sales, technical and managerial personnel. The failure to manage our growth effectively would impair our business and operational performance. We may not be able to maintain the quality of our operations, to control our costs, and to expand our internal management, technical, information and accounting systems in order to support our desired growth.

We rely upon information processing systems provided by others.

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

We must purchase voice and data transmission capacity from third parties who may be unable or unwilling to meet our requirements.

     We rely upon other communications carriers, such as local telephone companies, long distance companies and Internet service providers, to provide transmission capacity from the buildings we serve. Our failure to obtain adequate connections from other carriers on a timely and efficient basis could delay or impede our ability to provide services and generate revenue. Sufficient capacity or redundant capacity may not be readily available from third parties at commercially reasonable rates, if at all. Our failure to obtain sufficient redundant connectivity could result in an inability to provide service in certain buildings and service interruptions, which could in time lead to loss of customers and damage to our reputation. Additionally, many of the communications carriers we rely on for transmission capacity are also our direct competitors.

The sector in which we operate is highly competitive, and we may not be able to compete effectively.

     The numerous companies that may seek to enter our niche may expose us to greater price competition for our services. Competition could also result in a diminution of our net revenue margins. We face competition from many communications providers with significantly greater financial resources, well-established brand names, larger customer bases and diverse strategic plans and technologies. For example, we face competition from traditional and new communications companies, including local, long distance, cable modem, Internet, digital subscriber line, fixed and mobile wireless and satellite data service providers. Intense competition has led to declining prices and margins for many communications services. We expect this trend to continue as competition intensifies in the future.

     If our competitors successfully focus on our market, the intense competition could materially harm our business. To the extent these competitors are successful, we may face difficulties in building our networks and marketing our services within some of our target buildings. Because our agreements to use utility shaft space within buildings are generally not exclusive, owners of such buildings may give similar rights to our competitors. If a competitor installs a network in a building in which we operate, there will likely be substantial price competition preventing us from operating in that building profitably. In addition, we may also face severe price competition for building access rights, which could result in higher sales and marketing expenses and lower profit margins.

We must continue to obtain license agreements with building owners and managers in order to be successful.

     Our business depends upon our ability to install in-building networks. The failure of building owners or managers to grant or renew access rights on acceptable terms, or any deterioration in our existing relationships with building owners or managers, could harm our marketing efforts and could substantially reduce our potential customer base. Current federal and state regulations do not require building owners to make space available to us, or to do so on terms that are reasonable or nondiscriminatory. Building owners or managers may decide not to permit us to install our networks in their buildings or may elect not to renew our license agreements. Non-renewal of these agreements would reduce our revenues and we might not recover our infrastructure costs.

Alternative technologies pose competitive threats.

     The communications industry is subject to rapid and significant technological change, such as continuing developments in digital subscriber line technology and alternative technologies for providing high-speed data communications. In addition to fiber-optic technology, there are other technologies, such as VoIP, DSL and wireless technology that provide more capacity and speed than traditional copper wire transmission technology. Our success in improving and expanding our operations and services will depend on our ability to anticipate or adapt to new technology on a timely basis. The development of new technologies or the significant penetration of alternative technologies into our target market may either reduce the demand for our services, require us to devote important capital, and human and technical resources to upgrade, reconfigure or replace our current or future technology or some combination of each of these, and consequently could have a material adverse effect on our business.

Retained control by our principal stockholders may create conflicts of interest.

     The concentration of ownership of our stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or a tender offer which could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own a substantial percentage of the outstanding common stock (not including shares issuable upon the conversion or exercise of warrants or options). If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies as well as other significant corporate matters such as charter and bylaw amendments and possible mergers or corporate control contests.

Legislation and government regulation could adversely affect us.

     Many of our services are subject to federal, state and/or local regulation. If we fail to comply with all applicable regulations or experience delays in obtaining required approvals, our business could be harmed. For example, we must make regular filings in some of the states in which we operate and could be fined if we do not timely make these filings. Additionally, compliance with these regulatory requirements may be costly. We may experience delays in closing future corporate transactions, including debt and equity financings and sales of any portion of our regulated business, due to requirements to obtain regulatory approval of these transactions. Regulations governing communications services also change from time to time in ways that are difficult to predict. Such changes may harm our business by increasing competition, decreasing revenue, increasing costs, impairing our ability to offer services or otherwise. For example, the FCC could mandate that building owners give access to competitive providers of communications services.

     If our interpretation of regulations applicable to our operations is incorrect, we may incur additional expenses or become subject to more stringent regulation. If our interpretations of these regulations and guidelines are incorrect, we may incur additional expenses to comply with additional regulations applicable to our operations. We also may incur significant expenses to defend ourselves against complaints by customers or other persons who claim we have violated applicable regulations, even if our interpretation of the rules is ultimately upheld by the regulatory agency.

We have significant fixed costs.

     As of December 31, 2003, we have committed to pay approximately $28 million for services from other communications carriers through 2006. We will have to pay those carriers even if we do not use their services. We operate in a market that requires high fixed costs to build out our in-building networks and we therefore must have high utilization of our products and services with each building in which we operate in order to be successful. We expect that the communications needs will be in excess of the purchase requirements for the years ending December 31, 2004, 2005 and 2006.

Our business could suffer from a reduction or interruption from our equipment suppliers.

     We purchase our equipment from various vendors. Any reduction in or interruption of deliveries from our major equipment suppliers, such as Cisco Systems and Nortel Networks, could delay our plans to install in-building networks, impair our ability to acquire or retain customers and harm our business generally. In addition, the price of the equipment we purchase may substantially increase over time, increasing the costs we pay in the future. It could take a significant period of time to establish relationships with alternative suppliers for each of our technologies and substitute their technologies into our networks.

We must make capital expenditures before generating revenues, which may prove insufficient to justify those expenditures.

     We typically install an in-building network before we have any customers in that building. Since we generally do not solicit customers within a building until our network is in place we may not be able to recoup all of our expenditures within any building. Prior to generating revenues in a building, we must incur initial capital expenditures. Our expenditures will vary depending on the size of the building and whether we encounter any construction-related difficulties. After initial installation of our network, our capital expenditures continue to grow based on the extent to which we add customers within a building.

Any acquisitions or investments we make could disrupt our business and be dilutive to our existing stockholders.

     We intend to consider acquisitions of, or investments in, complementary businesses, technologies, services or products. Acquisitions and investments involve numerous risks, including:

•	the diversion of management attention;

•	difficulties in assimilating the acquired business;

•	potential loss of key employees, particularly those of the acquired business;

•	difficulties in transitioning key customer relationships;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	unanticipated costs.

In addition, these acquisitions or investments may result in:

•	dilutive issuances of equity securities;

•	the incurrence of debt or assumption of liabilities;

•	large one-time expenses; and

•	the creation of other intangible assets that result in significant amortization expense.

Any of these factors could materially harm our business or our operating results.

Our networks may be vulnerable to unauthorized access which could interfere with the provision of our services.

     Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Remediating the effects of computer viruses and alleviating other security problems may require interruptions, incurrence of costs and delays or cessation of service to our customers. Unauthorized access could jeopardize the security of confidential information stored in our computer systems or those of our customers, for which we could possibly be held liable. Any unauthorized access could further damage our reputation and ultimately our ability to successfully compete in our market.

Impairment of our intellectual property rights could harm our business.

     We regard certain aspects of our products, services and technology as proprietary and attempt to protect them with legal rights, contractual rights and other methods. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary products, services or technology without authorization, or to develop similar proprietary matter independently. If a third party were to obtain our proprietary information and we were unable to prevent them from disseminating that information or using it to our disadvantage, our business could be harmed.

This exercise of outstanding securities my have a dilutive effect.

     We have outstanding warrants and options with exercise prices ranging from $0.01 per share to $10.00 per share. The exercise of these securities could have a dilutive effect with respect to holders of our common stock. As of March 1, 2004, the total number of shares issuable by us under outstanding warrants and options was approximately 16,101,618.

ITEM 7. FINANCIAL STATEMENT

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.
Independent Auditors’ Report	29
Consolidated Balance Sheet at December 31, 2003	30
Consolidated Statements of Operations for the year ended December 31, 2002 and 2003	31
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002 and 2003	32
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2003	33
Notes to Consolidated Financial Statements	34
CYPRESS COMMUNICATIONS, INC. (PREDECESSOR)
Independent Auditors’ Report	51
Consolidated Statement of Operations for the one-month period from January 1, 2002 to January 31, 2002	52
Consolidated Statement of Stockholders’ Equity for the one-month period from January 1, 2002 to January 31, 2002	53
Consolidated Statement of Cash Flows for the one-month period from January 1, 2002 to January 31, 2002	54
Notes to Consolidated Financial Statements	55

Independent Auditors’ Report

U.S. RealTel, Inc.

We have audited the accompanying consolidated balance sheet of U.S. RealTel, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Atlanta, Georgia
March 29, 2004

U.S. REALTEL, INC.

CONSOLIDATED BALANCE SHEET

December 31,	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,900,000
Accounts receivable, net of allowance for doubtful accounts of $412,000	7,652,000
Prepaid expenses and other current assets	1,271,000

TOTAL CURRENT ASSETS	10,823,000
PROPERTY AND EQUIPMENT, NET (Note 5)	24,249,000
INTANGIBLE ASSETS, NET	523,000

$35,595,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 7)	$16,344,000
Line of Credit (Note 8)	2,016,000
Deferred Income	1,316,000
Current portion of long term debt (Note 8)	494,000

TOTAL CURRENT LIABILITIES	20,170,000

Long term debt (Note 8)	17,543,000
Accrued liabilities, long-term	315,000

TOTAL LONG-TERM LIABILITIES	17,858,000

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
STOCKHOLDERS’ DEFICIT (Note 10)
Preferred stock, $.001 par value; 5,000,000 shares authorized; (100 Series A issued)	—
Common stock, $.001 par value; 50,000,000 shares authorized; 6,467,808 issued and 5,873,395 outstanding shares	6,000
Additional paid-in capital	23,607,000
Accumulated deficit	(25,186,000)

Less: Treasury Stock, at cost; 594,413 shares (Note 11)	(860,000)

TOTAL STOCKHOLDERS’ DEFICIT	(2,433,000)

$35,595,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2002	2003
REVENUES	$51,717,000	$84,626,000
DIRECT COSTS	28,704,000	44,447,000

REVENUES – NET OF DIRECT COSTS	23,013,000	40,179,000
OPERATING EXPENSES
Sales and marketing	3,977,000	5,342,000
General and administrative	25,789,000	37,694,000
Extinguishment of liabilities and other credits	—	(1,995,000)
Stock based compensation		438,000

TOTAL OPERATING EXPENSES	29,766,000	41,479,000
OTHER INCOME (EXPENSE)
Interest income	60,000	17,000
Interest expense and financing costs (Notes 8)	(4,914,000)	(2,684,000)
Net gain (loss) on disposal of assets	(22,000)	61,000
Gain on extinguishment of debt	85,000	—
Net loss on investment	—	(149,000)
Other		(108,000)

TOTAL OTHER INCOME (EXPENSE) — NET	(4,791,000)	(2,863,000)
Loss From Continuing Operations	(11,544,000)	(4,163,000)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	2,032,000	—

Loss Before Extraordinary Item	(9,512,000)	(4,163,000)
Extraordinary Item — gain on acquisition (Note 4)	7,783,000	—

Net Loss	$(1,729,000)	$(4,163,000)

Net Income (Loss) Per Common Share
Loss from continuing operations	$(1.95)	$(0.71)
Gain (loss) from discontinued operations	0.34	—
Extraordinary item	1.32	—

Net Income (Loss) Per Common Share — Basic and Diluted	$(0.29)	$(0.71)

Weighted Average Common Shares Outstanding	5,894,000	5,874,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Comprehensive	Other Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Income	Shares	Amount	Total
Balance, at December 31, 2001	—	—	6,468,000	$6,000	$19,599,000	$(19,294,000)		$2,170,000	533,000	$(800,000)	$1,681,000
Stock Warrants					1,181,000						1,181,000
Issuance of Preferred Stock	100
Beneficial Conversion Feature (Note 10)					2,389,000						2,389,000
Payment for Treasury Stock (Note 11)									61,000	(60,000)	(60,000)
Net loss						(1,729,000)	(1,729,000)		—		(1,729,000)
Other Compre-hensive Loss							(2,170,000)	(2,170,000)			(2,170,000)

Comprehensive Loss							$(3,899,000)

Balance, at December 31, 2002	100	—	6,468,000	$6,000	$23,169,000	$(21,023,000)	$—	$—	594,000	$(860,000)	$1,292,000
Stock Based Compensation					438,000						438,000
Net loss						(4,163,000)	(4,163,000)		—		(4,163,000)
Comprehensive Loss							(4,163,000)

Balance, at December 31, 2003	100	—	6,468,000	$6,000	$23,607,000	$(25,186,000)		$—	594,000	$(860,000)	$(2,433,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2002	2003
Cash Flows From Operating Activities
Net loss	$(1,729,000)	$(4,163,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,459,000	4,246,000
Bad debt expense	679,000	1,697,000
Deferred Compensation	—	438,000
Stock warrants in connection with acquisition	1,181,000
Loss on disposal of assets	—	196,000
Extraordinary gain	(7,783,000)
Discontinued operations	(2,207,000)
Amortization of warrant cost as interest expense	305,000	608,000
Gain on extinguishment of debt	85,000	—
Changes in assets and liabilities, net of dispositions
(Increase) decrease in accounts receivable	4,408,000	(517,000)
(Increase) decrease in prepaid expenses and other current assets	(956,000)	80,000
(Increase) decrease in other assets	(619,000)	(45,000)
Increase (decrease) in accounts payable and accrued expenses	11,117,000	(4,777,000)
Increase (decrease) in deferred income	(794,000)	840,000

Net cash provided by (used in) operating activities	5,146,000	(1,397,000)

Cash Flows From Investing Activities
Investment in subsidiary	(48,495,000)	—
Capital expenditures	(1,050,000)	(1,941,000)
Purchase of assets related to Eureka and E-Building acquisitions	—	(3,543,000)
Sale of property and equipment	—	227,000
Cash acquired in acquisitions	33,023,000	—

Net cash provided by (used in) investing activities	(16,522,000)	(5,257,000)

Cash Flows From Financing Activities
Proceeds from note payable in connection to acquisition	16,436,000	—
Repayment of note payable in connection with acquisition	(16,436,000)	—
Borrowings from credit facilities, net of repayments	26,551,000	2,016,000
Principal payments of long-term debt	(8,918,000)	(1,720,000)
Payment for acquisition of treasury stock	(60,000)	—

Net cash provided by (used in) financing activities	17,573,000	296,000

Net Increase (Decrease) in Cash and Cash Equivalents	6,197,000	(6,358,000)
Cash and Cash Equivalents, at beginning of year	2,061,000	8,258,000

Cash and Cash Equivalents, at end of year	$8,258,000	$1,900,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,914,000	$1,246,000

Supplemental Disclosures of Noncash Investing and Financing Activities
Warrants issued for financing costs	1,181,000	—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S. REALTEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

ORGANIZATION

     U.S. RealTel, Inc. (together with its subsidiaries, “U.S. RealTel,” or the “Company”), through its wholly owned operating subsidiary, Cypress Communications Inc. (“Cypress Communications” or “Cypress”) provides comprehensive data, voice and video communications services to small and medium sized businesses located in approximately 1,300 commercial office buildings in select major metropolitan markets within the United States. The Company is incorporated under the laws of the State of Delaware.

     In July 2002, through Cypress Communications, we acquired certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (ABN/STS). The acquisition of ABN/STS has allowed us to extend our telecommunications services operations to over 5,700 small and medium sized business customers in 25 major metropolitan U.S. markets.

BASIS OF PRESENTATION

     The accompanying financial statements are presented on the accrual basis of accounting using accounting principles generally accepted in the United States.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

PRINCIPLES OF CONSOLIDATION

   U.S. RealTel’s subsidiaries at December 31, 2003 are listed below:

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

     The consolidated financial statements include the accounts of U.S. RealTel and its subsidiaries that are more than 50% owned.

     All significant intercompany transactions and balances between the companies included in the consolidation are eliminated.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term, highly liquid investments that mature in three months or less, which are readily convertible into cash.

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

     FASB Statement 123, Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002 and 2003: no dividends yield for all years; expected volatility of 74 percent and 100 percent, respectively; risk-free interest rate of 4.42 percent and 3.0 percent, respectively; and, expected life of 7 and 7 years, respectively.

     The following table illustrates the effect on the loss and loss per share if U.S. Realtel had applied the fair value recognition provisions of SFAS. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Years Ended December 31,
	2002	2003
Net loss, as reported	$(1,729,000)	$(4,163,000)
Add: Stock-based compensation, as reported	—	438,000
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(496,000)	(1,141,000)

Proforma net loss	$(2,225,000)	(4,866,000)

Loss per share:
Basic and diluted loss per share - as reported.	$(0.29)	$(.71)
Basic and diluted loss per share - as pro forma	(0.38)	(.83)

ADVERTISING COSTS

     Advertising costs, aggregating $60,000 in 2002 and $90,000 in 2003, are expensed as incurred.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 2003 due to their short-term nature. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

VALUATION OF LONG-LIVED ASSETS

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

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

     Basic earnings per share (“EPS”) is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. Shares of common stock issuable upon the exercise of options (3,769,888 and 3,896,759 shares in 2002 and 2003, respectively) and warrants (3,143,380 and 2,346,268 shares in 2002 and 2003, respectively) and shares issued upon conversion of convertible notes (9,152,597 and 9,858,591 in 2002 and 2003, respectively) are antidilutive and are not included in the computation of shares outstanding.

COMPREHENSIVE INCOME (LOSS)

     The Company follows SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has reported other comprehensive income from the cumulative effect on exchange rates for the amount of $(2,170,000) in 2002 and $0 in 2003. The Company had no other material transactions that are required to be reported in comprehensive income or loss.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on our results of operations or financial position.

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

     On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The amendments set forth are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of “when issued” securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. U.S. RealTel does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial statements.

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

2. LIQUIDITY

     As reflected in the accompanying consolidated financial statements, the Company has cumulative losses and, except for the year ended December 31, 2002, also had negative cash flows from operations.

     Beginning in the first quarter of 2002, the Company initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) completing the acquisition of Cypress Communications and making certain adjustments to Cypress Communications’ staffing levels and cost structure (Note 4), (ii) liquidation of the operations in Argentina and

Brazil (Note 3), (iii) completing the purchase of certain assets of Intermedia Advanced Building Networks and the shared tenant telecommunications services business of WorldCom, Inc. (Note 4), and (iv) raising $28 million in connection with such asset acquisition.

     U.S. Realtel’s cash position decreased during the year ended December 31, 2003 due to one-time payments resulting from renegotiated settlements on certain liabilities of U.S. RealTel, and the acceleration of payments related to current accrued expense, also in relation to the settlement agreements. Management believes that U.S. RealTel’s cash position should stabilize during the following quarters as actions initiated in 2002 and throughout 2003 to reduce U.S. RealTel’s costs are expected to materialize. U.S. RealTel cannot, however, give any assurance that it will be able to generate sufficient cash flows from operations or financing activities to cover its future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that U.S. RealTel can generate sufficient cash flow from operations or financing activities to support the debt service obligations, including debt raised in connection with its acquisition of certain assets from ABN/STS. Moreover, the terms of the indebtedness U.S. RealTel incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit its ability to incur additional indebtedness, pay dividends or undertake certain other transactions. U.S. RealTel has also pledged certain assets as security under its senior credit facility. Therefore, U.S. RealTel must devote a substantial portion of its cash flow to service its indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that U.S. RealTel will have sufficient liquidity to implement its business plan. Likewise, there can also be no assurance that U.S. RealTel will be able to obtain cash through future financing activities on acceptable terms, or at all, or that U.S. RealTel will ever become profitable.

3. DISCONTINUED OPERATIONS

     U.S. RealTel discontinued and liquidated its telecommunications rights operations in Latin America during 2002. Discontinuing U.S. RealTel’s operations in Latin America helped U.S. RealTel preserve existing capital and dedicate its resources to its new telecommunications services business in the U.S. In 2002, U.S. Realtel recognized a gain from the discontinued operations of approximately $2 million in connection to the discontinuation and liquidations of its Latin-American operations.

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

     The acquisition of Cypress Communications was accounted for by the purchase method of accounting and resulted in negative goodwill. The purchase price allocation, after the elimination of all long-term assets of Cypress Communications in an aggregate amount of $26.8 million, resulted in an extraordinary gain associated with the acquisition in the amount of $7,783,000. The Consolidated Statements of Operations include the operations of Cypress Communications from February 1, 2002 through December 31, 2003.

ACQUISITION COSTS		$18,688,000
FAIR VALUE OF CYPRESS COMMUNICATIONS		53,311,000

NEGATIVE GOODWILL – BEFORE ASSET REDUCTION		(34,623,000)
REDUCTION OF LONG TERM ASSETS
Property and equipment	26,771,000
Other assets	69,000	26,840,000

EXTRAORDINARY GAIN		$7,783,000

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

     Concurrently with the closing, Cypress Communications entered into an Omnibus Post-Closing Services Agreement with the sellers and certain of their affiliates. Under the Omnibus Agreement, the sellers and their affiliates agreed to provide Cypress Communications:

(i)	specified transition services;

(ii)	specified wholesale international, interstate, intrastate and local telecommunications services and Internet services (see refer to commitments under the Omnibus Post-Closing Agreement described in Note 9);

(iii)	access to the sellers’ U.S. Internet collocation facilities and support services;

(iv)	access to the sellers’ network collocation facilities; and

(v)	access to certain buildings of the sellers in which the purchased assets are located pending the receipt of certain consents from building owners and federal and state regulators.

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

(iii)	the sale of $10 million of Fixed Rate Convertible Notes due July 1, 2009 (the “Convertible Notes”) to the Dolphin Communications Fund II, L.P. (“Dolphin Communications”), Dolphin Communications Parallel Fund II (Netherlands), L.P. (“Dolphin Netherlands”), Noro-Moseley and Wakefield.

     The JOC Trust, the ACM Trust and the JCW Trust are affiliates of certain stockholders of the Company and of Ross J. Mangano, a director and Chairman of the Board of the Company and of Cypress Communications.

EUREKA BROADBAND CORPORATION

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

     U.S. RealTel paid $2.5 million in cash at closing to Eureka, assumed a note payable for $500,000 payable six months after the acquisition upon meeting certain operational covenants, assumed various commitments arising out of the operation of the business after the closing, assumed equipment lease obligations of approximately $107,000 and paid expenses incurred in connection with the acquisition of approximately $70,000. Eureka did not meet some of the operational covenants and the Company was only required to pay $330,000.

ACQUISITION COSTS	$3,007,000

COST ALLOCATION
OTHER NON-CURRENT ASSETS	393,000
PROPERTY AND EQUIPMENT	2,614,000

TOTAL	$3,007,000

E-BUILDING SOLUTIONS, INC.

     In July 2003, U.S. RealTel, through Cypress Communications, negotiated the surrender of certain assets from E-Building Solutions, Inc. in California, a building-centric data services business, to mitigate the loss resulting from E-Building’s default on a $450,000 note receivable due to Cypress Communications. These assets included customer contracts, as well as E-Building’s in-building networks and associated building access rights. In addition to the $450,000 note receivable, U.S. RealTel, assumed equipment lease obligations of approximately $43,000 and paid expenses incurred in connection with the note of approximately $43,000. After valuing the assets surrendered, we recorded a loss on investment in the amount of $149,000.

ACQUISITION COSTS	$536,000

COST ALLOCATION
OTHER NON-CURRENT ASSETS	274,000
PROPERTY AND EQUIPMENT	113,000
LOSS ON INVESTMENT	149,000

TOTAL	$536,000

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2003:

2003
System infrastructure	$24,927,000
Undeployed equipment	2,618,000
Computer and office equipment	1,277,000
Leasehold improvements	487,000
Vehicles	—

29,309,000
Less accumulated depreciation and amortization	5,060,000

$24,249,000

6.	INTANGIBLE ASSETS

     The assets of Eureka and E-Building, acquired in March 2003 and July 2003 respectively, had a portion of their acquisition costs allocated to intangible assets. The combined Gross Carrying Value for the Customer Contracts was $567,000. Net Carrying Value at December 31, 2003 was $239,000. The combined Gross Carrying Value for the Non-Compete Agreement is $100,000 and the Net Carrying Value is $75,000.

     Effective January 1, 2002, U.S. RealTel adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), SFAS No. 142 requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to periodic impairment assessment by applying a fair value based test. U.S. RealTel did not have any goodwill as of December 31, 2002 or 2003.

     Summarized below are the carrying value and accumulated amortization of intangible assets that are to be amortized under SFAS No. 142. The Company did not have any other intangible assets as of December 31, 2002.

	December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts	$567,000	$328,000	$239,000
Non-compete agreement	$100,000	$25,000	$75,000

	$667,000	$353,000	$314,000

     The estimated aggregate amortization expense for the years ended December 31, 2004, 2005 and 2006 is $272,000, $33,000, and $9,000, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2003 consist of:

2003
Accounts payable	$4,886,000
Accrued circuits and connectivity costs	7,029,000
Accrued termination charges	908,000
Accrued professional fees	190,000
Accrued compensation	495,000
Other accrued expenses	2,836,000

$16,344,000

     ACCRUED TERMINATION CHARGES - includes costs for office space lease commitments in markets from which we exited or in which Cypress reduced our retail operations, net of an estimate for sublease rentals, in the amount of approximately $311,000, and costs to terminate contracts with communications service providers to purchase circuits and connectivity for approximately $597,000.

     Included in the above totals for the year ended December 31, 2003 are approximately $2.7 million of accrued expenses which are currently in dispute with various vendors. We cannot estimate at this time the amount, if any, of these expenses that may be reduced through resolution of the various disputes. See Note 9 for further discussion of claims we made related to certain of these disputed accrued expenses.

8.	CONVERTIBLE NOTES AND DEBENTURES

Long-term debt at December 31, 2003 consists of the following:

Bridge loan, in the amount of $8,000,000, at a rate of 14% interest payable quarterly beginning September 30, 2002, with principal and any unpaid interest due July 16, 2005	8,280,000
Convertible notes including accrued interest and net of discount, with a face value of $10,000,000, at a rate of 7.5%, with interest and principal due July 1, 2009,	9,263,000

$17,543,000

(a)	SENIOR CREDIT FACILITY

     The Senior Credit Facility, in the amount of $10 million revolving credit facility, was obtained by Cypress Communications pursuant to a Loan and Security Agreement, dated July 12, 2002 between Cypress Communications and Silicon Valley Bank. The Senior Credit Facility accrues interest at the prime rate (with a floor of 4.75%) plus 2% per annum and matures on July 12, 2004, unless terminated earlier. Borrowings under the Senior Credit Facility are collaterized by all of the assets of Cypress Communications and are unconditionally guaranteed by the Company. As of December 31, 2003, there was approximately $2 million outstanding under the Senior Credit Facility and has been classified as a current liability in the accompanying consolidated balance sheet.

(b)	BRIDGE LOAN

     The Bridge Loan, in the amount of $8 million term loan, was obtained by the Company and Cypress Communications pursuant to a Loan Agreement dated July 16, 2002 among the Company, Cypress Communications, the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield (each, acting in such capacity, a “Bridge Lender” and collectively, the “Bridge Lenders”). The Bridge Loan accrues interest at 14% per annum, and matures on the earlier to occur of (i) one business day following the maturity of the Senior Credit Facility and (ii) July 16, 2005. Each Bridge Lender was entitled to receive an initial loan fee equal to

2.5% of that portion of the Bridge Loan that was funded by such Bridge Lender. Because the Bridge Loan was outstanding 60 days after the closing, the Company and Cypress Communications became obligated to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. Because the Bridge Loan has been outstanding 90 days after the closing, the Company and Cypress Communications became obligated subsequent to the end of the quarterly period ended September 30, 2002 to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. Because the Bridge Loan has been outstanding 120 days after the closing, the Company and Cypress Communications became obligated to pay to each Bridge Lender an additional loan fee equal to 1.00% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. The loan fees described above are cumulative and are payable on the earlier to occur of the maturity date of the Bridge Loans or the date on which the Bridge Loans are paid in full. The Company has accrued $280,000 for these fees, which were treated as interest expense in the accompanying Consolidated Statements of Operations. The Bridge Loan, in the amount of $8 million, has been classified as a long term liability in the accompanying balance sheet as a result of the terms of the Bridge Loan.

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

     On March 25, 2004, we amended the terms of the Bridge Loan such that, in the event that the Senior Credit Facility is not renewed at its maturity in July 2004, the Bridge Loan will not mature until the earlier to occur of (i) its original maturity date of July 15, 2005 and (ii) an event whereby we substantially refinance our debt obligations.

(c)	CONVERTIBLE NOTES

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

     The Bridge Lenders and the Purchasers entered into an Intercreditor (Subordination) Agreement, which, among other things, provides that under certain limited circumstances, all amounts payable by the Company and Cypress Communications under the Bridge Loan and the Convertible Notes will be payable, pro rata among the Bridge Lenders and the Purchasers, on a pari passu basis. To induce the JOC Trust, the ACM Trust and the JCW Trust to enter into the Intercreditor (Subordination) Agreement, the Company and Cypress Communications entered into a Letter Agreement. Pursuant to the Letter Agreement, the Company and Cypress Communications agreed to pay the Bridge Lenders and the Purchasers, in proportion to the amounts lent by them under the Bridge Loan, a fee of $1,000,000 (the “Risk Allocation Fee”). The Risk Allocation Fee was to be payable to certain Bridge Lenders and the Purchasers upon the earlier to occur of the achievement of certain earnings milestones set forth in the Letter Agreement or June 30, 2003. In December 2002, the Company agreed to accelerate the payment terms for this Risk Allocation Fee, issuing a payment of $915,000 in settlement of the full outstanding amount. The Company recognized the $85,000 difference in 2002 as an extraordinary gain on extinguishment of debt.

     As the exercise price of the Convertible Notes of $1.13 was less than the relative fair market value of the stock as of the consummation date, a beneficial conversion feature was created. The Company has calculated the beneficial conversion feature embedded in the Convertible Notes in accordance with EITF No. 98-5 and EITF No. 00-27 and recorded approximately $2,389,000 as a debt discount. This discount is being amortized over the seven-year life of the Convertible Notes. During the year ended December 31, 2002 and 2003, the Company recorded approximately $171,000 and $341,000 respectively, in additional interest expense.

FUTURE ANNUAL COMMITMENTS

     Future annual payments under capital leases and long-term debt as of December 31, 2003 are as follows:

2004	494,000
2005	8,031,000
2006	4,000
2007
2008
Thereafter	11,140,000

Total	19,669,000
Less current portion	(494,000)

Long-term portion	$19,175,000

9.	COMMITMENTS AND CONTINGENCIES

(a)	LEASES

     U.S. RealTel is obligated under several operating lease agreements for office space, including switch room space in the buildings where we have licenses to provide our services. Future annual minimum rental payments under these leases as of December 31, 2003 are as follows:

2004		6,400,000
2005		5,491,000
2006		3,453,000
2007		2,086,000
2008		806,000
Thereafter		1,135,000

	Total	$19,371,000

     Minimum commitments under operating leases above are net of cash due to U.S. RealTel under subleases of $1,102,000, $966,000, $537,000, $260,000, $37,000 and $35,000 for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

     Rent expense for 2002 and 2003 was approximately $4,041,000 and $6,776,000 respectively.

(b)	OBLIGATIONS UNDER LICENSE AGREEMENTS

     U.S. RealTel has entered into license agreements with property owners and/or operators of several office buildings whereby U.S. RealTel has the right to provide communications services in these buildings. Under the terms of the agreements, U.S. RealTel is generally obligated to pay a commission based on the greater of a base fee or a percentage of revenue earned in the related building or development. At December 31, 2003, U.S. RealTel’s aggregate minimum obligation under these agreements were as follows:

2004		1,640,000
2005		1,024,000
2006		853,000
2007		613,000
2008		495,000
Thereafter		649,000

	Total	$5,274,000

     The commitments above exclude an estimated total of $1.2 million of potential obligations under license agreements in buildings in which U.S. RealTel’s communications network has not been constructed. In the opinion of management, such amounts will not be owed, as U.S. RealTel is not providing services in those buildings.

(c)	OBLIGATIONS UNDER COMMUNICATIONS SERVICE AGREEMENTS

     At December 31, 2003, U.S. RealTel had contracts with some communications providers with minimum purchase obligations for leased voice and data transport and other services. As of December 31, 2003, approximate future minimum purchase commitments under these agreements were as follows:

2004		$18,438,000
2005		9,460,000
2006		121,000
2007		—
2008		—
Thereafter		—

	Total	$28,019,000

(d)	LEGAL PROCEEDINGS

     U.S. RealTel is subject to legal proceedings and claims, including employment and other matters that arise in the ordinary course of business. Except as set forth below, there are no pending legal proceedings to which U.S. RealTel is a party that management believes will have a material adverse effect on the financial position, results of operations, or cash flows of U.S. RealTel.

     With respect to the Company’s ABN/STS acquisition referenced in Note 4, on or about January 23, 2003, the Company filed proofs of claim in the bankruptcy cases of WorldCom, Inc. and certain of its debtor affiliates as a result of the Debtors’ defaults under that certain Asset Purchase Agreement dated May 31, 2002 by and among Intermedia Communications, Inc., Shared Technologies Fairchild, Inc., Shared Technologies Fairfield Telecom, Inc., MCI Worldcom Communications, Inc., Worldcom, Inc., MCI-WORLDCOM Network Services, Inc. (the “Debtors”) and Cypress Communications, that certain Omnibus Post-Closing Agreement dated July 16, 2002, by and among the Debtors and Cypress Communications and certain other related ancillary documents (collectively the “Transaction Documents”). The Company filed amendments to these proofs of claim on January 29, 2004 to increase our claim to $13,851,689.92, which amended proofs of claim include damages caused to us as a result of certain fraudulent accounting practices of the Debtors (not, so far as the Company is aware, specific to Cypress Communications) and failure to perform required actions and other breaches of the Transaction Documents by the Debtors.

     As a result of the Company’s communications with the Debtors, the Company expects that they will object to these proofs of claim and most likely will bring counterclaims against the Company alleging breaches by the Company of the Transaction Documents. The Company expects such counterclaims may seek damages of approximately $2.7 million, of which the Company has approximately $2.0 million currently recorded in accrued expenses. The Company cannot express an opinion as to whether a favorable or unfavorable outcome is either probable or remote or to estimate the range of any possible loss or gain that may result from the settlement of these claims. An unfavorable outcome could, under certain circumstances, result in a material adverse effect on our business, financial condition and results of operations.

10.	STOCKHOLDERS’ EQUITY

(a)	EMPLOYEE EQUITY INCENTIVE PLAN

     In April 1999, the Company’s Board of Directors approved a 10-year Employee Equity Incentive Plan, subject to approval of its stockholders. The stockholders ratified the Plan in September 1999.

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

     In August 2002, the Company’s board of directors approved a second amendment to the Option Plan. By this amendment, the number of shares of common stock reserved for issuance under the Option Plan was increased to 4,200,000 shares, subject to the existing automatic annual adjustment contained in the Option Plan, and increasing to 1,500,000 the aggregate limit on the number of options that may be granted to any one optionee during the term of the Option Plan. As of December 31, 2003, after giving effect to the issuance of additional options following adoption of the amendment, options to purchase 3,896,759 shares were outstanding under such plan.

     The following table summarizes the Company’s employee stock option activity:

			Exercisable
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2001	537,388	$6.87	537,388	$6.87-

2002:
Granted	3,495,000	$1.74
Forfeited	(207,500)	$1.52

Outstanding at December 31, 2002	3,824,888	$2.48	537,388	$6.87

2003:
Granted	487,500	$1.38
Forfeited	(415,629)	$3.39

Outstanding at December 31, 2003	3,896,759	$2.24	1,731,759	$2.95

     The following table summarizes information about the stock options outstanding at December 31, 2003:

	Number of	Weighted
	Options	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise	Exercisable as of
Exercise Price	2003	Life (in Years)	Price	December 31, 2003
$1.25	400,000	9.87	$1.25	—
$1.50 – $1.60	1,650,000	8.10	$1.50	850,000
$2.00	1,470,000	8.49	$2.00	505,000
$5.25 – $6.50	96,759	0.72	$5.73	96,759
$8.00 – $10.00	280,000	1.94	$8.07	280,000

	3,896,759			1,731,759

(b)	NON-CASH EQUITY TRANSACTIONS

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

     No such transactions were recorded during the year ended December 31, 2003. The $1,181,000 amount in 2002 was charged to interest expense.

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

     Certain members of the executive management of the Company were awarded performance-based options on March 20, 2002 (the “March Options”) and August 6, 2002 (the “August Options”). The purpose of these performance-based options was to better align executive management’s compensation with growth of the Company. Both the March Options and August Options vest (1) 50% upon the achievement of four consecutive quarters of positive cash flow, on a cumulative basis, as defined in the option agreements (the “First Performance Date”), (2) 25% upon the first anniversary of the First Performance Date, and (3) 25% on the second anniversary of the First Performance Date. The options have a ten-year life and were issued with an exercise price above the fair value of the underlying stock on the date of the grant. The Company follows APB Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the measurement date over the exercise price.

     During the second quarter of 2003, the Company achieved the cash flow performance for the March Options and established the First Performance Date for the March Options. Accordingly, the first 50% of the March Options vested in accordance with the terms of the option agreement. The Company has recorded compensation expense in the amount of $438,000 in connection with the March Options, which includes the cost related to the 50% vested during the period and a prorated amount for the 50% to be vested over the next two years according to the agreement. The Company will expense the remaining compensation cost over the vesting period.

     In connection with the August Options, the Company has not recorded any stock compensation expense, as the exercise price of the performance-based options is $2.00, which is currently in excess of the fair market value of the stock.

     The stock options and warrants expire as follows:

		Weighted
		Average
Year Ending December 31, 2003	Shares	Exercise Price
2004	671,477	$7.78
2005	1,651,550	$3.02
2006	—	—
2007	16,667	$1.60
2008	16,667	$1.60
Thereafter	13,745,257	$1.27

	16,101,618	$1.72

11.	TREASURY STOCK

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

     In February 2002, the Company entered into severance arrangements with certain officers and employees of the Company. Under these arrangements, the Company paid out severance of approximately $400,000 during the first quarter of 2002.

     See also Notes 8(b) and (c) for interim bridge financing and a convertible note payable with related parties, equity securities issued to related parties and subsequent event, respectively.

13.	INCOME TAXES

     The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2002 and 2003:

	2002	2003
Current	$—	$
Deferred	5,573,000		1,602,000
Increase in valuation allowance	(5,573,000)		(1,602,000)

Income tax benefit / (provision)	$—		$—

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of as of December 31, 2002 and 2003 are as follows:

	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$96,999,000	$137,344,000
Allowance for doubtful accounts	411,000	161,000
Restructuring accrual	8,371,000	402,000
Real estate access rights	46,734,000	39,520,000
Property, plant & equipment	15,395,000	19,785,000
Stock Based compensation	—	423,000

Other – Intangible assets	339,000	21,000

Total deferred tax assets	168,249,000	$197,656,000

Net deferred income taxes:
Valuation allowance	(168,249,000)	(197,656,000)
Net deferred income taxes	$—	$—

     At December 31, 2003, U.S. RealTel had available federal net operating loss carryforwards of approximately $352 million that expire from 2012 to 2023. The utilization of $220 million of these loss carryforwards is subject to an annual limitation as a result of a change in ownership of U.S. RealTel, as defined in the Internal Revenue Code. The limitation does not reduce the total amount of net operating losses that may be taken, but rather substantially limits the amount that may be used during a particular year. U.S. RealTel also had various state net operating loss carryforwards that expire from 2012 to 2023. Management has recorded a total valuation allowance of approximately $198 million against its deferred tax assets including the operating loss carryforwards.

     A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2002 and 2003 is as follows:

	2002		2003
Income tax benefit at statutory rate	$(3,998,000)	(35)%	$(1,438,000)	(35)%
State income taxes, net of federal benefit	(456,000)	(4)%	(164,000)	(4)%
Other	(1,119,000)	1.85%	—	%
Increase in valuation allowance	5,573,000	40.85%	1,602,000	39%

Income tax benefit (provision)	—	%	—	%

14.	QUARTER-BY-QUARTER COMPARISON (UNAUDITED)

	First	Second	Third	Fourth
2002
Operating revenues	$3,234,000	$4,938,000	$20,515,000	$23,030,000
Gain (loss) from Continuing Operations	(6,381,000)	(3,175,000)	(2,056,000))	68,000
Discontinued Operations	2,104,000	(68,000)	(2,000)	(2,000)
Extraordinary item	8,186,000	(746,000)	—	343,000
Net Income (Loss)	3,909,000	(3,989,000)	(2,058,000)	409,000
Per common share Basic and Diluted Operating revenues	0.50	0.84	3.49	3.92
Income (loss) from Continuing Operations	(0.99)	(0.54)	(0.35)	0.01
Discontinued Operations	0.33	(0.01)	(0.00)	(0.00)
Extraordinary item	1.27	(0.13)	—	0.06
Net Income (Loss)	0.60	(0.68)	(0.35)	0.07
Weighted Average Common Shares Outstanding	6,462,000	5,891,000	5,874,000	5,874,000

	First	Second	Third	Fourth
2003
Operating revenues	$21,964,000	$21,808,000	$21,046,000	$19,808,000
Loss from Continuing Operations	(1,148,000)	(56,000)	(1,830,000))	(1,129,000)
Discontinued Operations	—	—	—	—
Extraordinary item	—	—	—	—
Net Income (Loss)	(1,148,000)	(56,000)	(1,830,000)	(1,129,000)
Per common share Basic and Diluted Operating revenues	3.69	3.71	3.58	3.37
Loss from Continuing Operations	(0.20)	(0.01)	(0.31)	(0.19)
Discontinued Operations	—	—	—	—
Extraordinary item	—	—	—	—
Net Income (Loss)	(0.20)	(0.01)	(0.31)	(0.19)
Weighted Average Common Shares Outstanding	5,874,000	5,874,000	5,874,000	5,874,000

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

			Additional		Other
			Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares		Capital	Compensation	Income (Loss)	Deficit	Equity	Loss
BALANCE, January 1, 2002	4,926,000	$6,000	$569,827,000	$(6,312,000)	$(47,000)	$(508,739,000)	$54,735,000	$—
Write-off of deferred compensation	—	—	—	6,312,000	—	—	6,312,000	—
Unrealized loss on short-term investments	—	—	—	—	(31,000)	—	(31,000)	(31,000)
Net loss	—	—	—	—	—	(7,705,000)	(7,705,000)	(7,705,000)
Comprehensive loss								$(7,736,000)

BALANCE, January 31, 2002	4,926,000	$6,000	$569,827,000	$—	$(78,000)	$(516,444,000)	$54,735,000

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures – Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), U.S. RealTel carried out an evaluation, with the participation of U.S. RealTel’s management, including U.S. RealTel’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of U.S. RealTel’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, U.S. RealTel’s Chief Executive Officer and Chief Financial Officer concluded that U.S. RealTel’s disclosure controls and procedures are effective in timely alerting them to material information relating to U.S. RealTel (including its consolidated subsidiaries) required to be included in U.S. RealTel’s periodic filings with the SEC.

     (b) Changes in internal controls – There has been no change in U.S. RealTel’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, U.S. RealTel’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors and Executive Officers – We incorporate herein by reference the information concerning our directors and executive officers contained in our Proxy Statement for our 2004 Stockholders’ Meeting to be filed within 120 days after the end of our fiscal year (the “2004 Proxy Statement”) or in a subsequent amendment to this report.

     Section 16(a) Beneficial Ownership Reporting Compliance – We incorporate herein by reference the information concerning Section 16(a) beneficial ownership reporting compliance contained in our 2004 Proxy Statement or in a subsequent amendment to this report.

     Code of Ethics – We incorporate herein by reference the information concerning our code of ethics contained in our 2004 Proxy Statement or in a subsequent amendment to this report.

ITEM 10. EXECUTIVE COMPENSATION

     We incorporate herein by reference the information concerning executive compensation contained in our 2004 Proxy Statement or in a subsequent amendment to this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We incorporate herein by reference the information concerning security ownership of certain of our beneficial owners and our management and related stockholder matters contained in our 2004 Proxy Statement or in a subsequent amendment to this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We incorporate herein by reference the information concerning certain relationships and related transactions contained in our 2004 Proxy Statement or in a subsequent amendment to this report.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBITS	DESCRIPTION
2.1	Form of Certificate of Merger (1)

2.2	Plan and Agreement of Merger (1)

2.3	Agreement and Plan of Merger, dated January 10, 2002 by and among Cypress Communications, Inc., U.S. RealTel, Inc. and Cypress Merger Sub, Inc. (2)

2.3.1	Amendment No. 1 to the Merger Agreement, dated January 17, 2002 (2)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (3)

4.1	Form of Common Stock Certificate (1)

4.2	Registration Rights Agreement dated October 2, 1998 (1)

4.2.1	Amendment dated September 24, 1999 to Registration Rights Agreement dated October 2, 1998 (1)

4.3	Registration Rights Agreement, dated July 16, 2002, by and among U.S. RealTel, Inc. and the purchasers listed therein*

4.4	Intercreditor (Subordination) Agreement, dated July 16, 2002, J. Oliver Cunningham Trust dated February 26, 1971, the Anne C. McClure Trust dated February 26, 1971, the Jane C. Warriner Trust dated February 26, 1971, Noro-Moseley Partners V, L.P., Wakefield Group III and the Noteholders signatories thereto*

10.1	Employment Agreement dated as of February 21, 2002 between Cypress Communications, Inc. and Gregory P. McGraw (4)

10.2	Employment Agreement dated as of November 1, 2003 between Cypress Communications and Neal L. Miller*

10.3	1999 Employee Equity Incentive Plan (1)

10.3.1	First Amendment to U.S. RealTel’s 1999 Employee Equity Incentive Plan (5)

10.3.2	Second Amendment to U.S. RealTel’s 1999 Employee Equity Incentive Plan (6)

10.4	Asset Purchase Agreement dated as of October 18, 2000 between U.S. RealTel and Apex Site Management, Inc. (7)

10.5	Stock Purchase Agreement dated July 26, 2001 between U.S. RealTel and Craig M. Siegler (8)

10.6	Loan and Security Agreement dated July 12, 2002 between Cypress Communications, Inc. and Silicon Valley Bank (9)

10.7	Asset Purchase Agreement, dated May 31, 2002 by and among Intermedia Communications, Inc., Shared Technologies Fairchild, Inc., Share Technologies Fairchild Telcom, Inc., MCI Worldcom Communications, Inc., Worldcom, Inc. and Cypress Communications, Inc. (10)

10.8.1	Amendment No. 1 to Asset Purchase Agreement and Waiver, dated July 17, 2002, by and among Intermedia Communications, Inc., Shared Technologies Fairchild, Inc., Share Technologies Fairchild Telcom, Inc., MCI Worldcom Communications, Inc., Worldcom, Inc. and Cypress Communications, Inc. (10)

10.9	Omnibus Post-Closing Agreement, dated July 17, 2002, by and among Intermedia Communications, Inc., Shared Technologies Fairchild, Inc., Share Technologies Fairchild Telcom, Inc., MCI Worldcom Communications, Inc., Worldcom, Inc. and Cypress Communications, Inc. (10)

10.10	Loan Agreement, dated as of July 16, 2002, by and among J. Oliver Cunningham Trust dated February 26, 1971, the Anne C. McClure Trust dated February 26, 1971, the Jane C. Warriner Trust dated February 26, 1971, Noro-Moseley Partners V, L.P., Wakefield Group III, LLC, U.S. RealTel, Inc. and Cypress Communications, Inc.*

10.11	First Amendment to the Loan Agreement, dated March 25, 2004, by and among J. Oliver Cunningham Trust dated February 26, 1971, the Anne C. McClure Trust dated February 26, 1971, the Jane C. Warriner Trust dated February 26, 1971, Noro-Moseley Partners V, L.P., Wakefield Group III, LLC, U.S. RealTel, Inc. and Cypress Communications, Inc. *

10.12	Purchase Agreement, dated July 16, 2002, by and among U.S. RealTel, Inc. and the parties listed therein *

21.1	List of U.S. RealTel’s Subsidiaries (6)

31.1	Certificate of Gregory P. McGraw, Acting Chief Executive Officer pursuant to Rule 13a-14(a)*

31.2	Certificate of Neal L. Miller, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)*

32.1	Certificate of Gregory P. McGraw, Acting Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certificate of Neal L. Miller, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to U.S. RealTel’s Registration Statement on Form 10-SB (Registration No. 000-30401).

(2)	Incorporated by reference to U.S. RealTel’s Schedule TO filed on January 22, 2002.

(3)	Incorporated by reference to U.S. RealTel’s Form 10-QSB filed on August 14, 2002.

(4)	Incorporated by reference to U.S. RealTel’s Form 10-KSB filed April 16, 2003.

(5)	Incorporated by reference to U.S. RealTel’s Definitive Information Statement on Schedule 14C filed May 21, 2002.

(6)	Incorporated by reference to U.S. RealTel’s Form 10-KSB filed on April 7, 2003.

(7)	Incorporated by reference to U.S. RealTel’s Definitive Information Statement on Schedule 14C filed November 7, 2000.

(8)	Incorporated by reference to U.S. RealTel’s Form 10-QSB filed on November 14, 2001.

(9)	Incorporated by reference to U.S. RealTel’s Form 8-K filed on July 31, 2002.

(10)	Incorporated by reference to U.S. RealTel’s Form 8-K filed on July 31, 2002.

(b)	Reports on Form 8-K:

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We incorporate herein by reference the information concerning principal accounting fees and services and the audit committee’s pre-approval policies and procedures contained in our 2004 Proxy Statement or in a subsequent amendment to this report.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

U.S. REALTEL, INC.

Dated: March 30, 2004	By:	/s/ Gregory P. McGraw Gregory P. McGraw Acting Chief Executive Officer, President and Chief Operating Officer

Dated: March 30, 2004	By:	/s/ Neal L. Miller Neal L. Miller Executive Vice President and Chief Executive Officer

POWER OF ATTORNEY

     Each person whose signature appears below on this Annual Report on Form 10-KSB hereby constitutes and appoints Gregory P. McGraw and Neal L. Miller, and each of them, his true and lawful attorney-in-fact, acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing), to sign any or all amendments to this Annual Report on Form 10-KSB of U.S. RealTel, Inc., and to file the same, with exhibits thereto, and other documents to be filed in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gregory P. McGraw Gregory P. McGraw	Acting Chief Executive Officer, President and Chief Operating Officer	March 30, 2004

/s/ Neal L. Miller Neal L. Miller	Executive Vice President and Chief Financial Officer	March 30, 2004

/s/ Ross J. Mangano Ross J. Mangano	Director (Non-Executive Chairman of the Board)	March 30, 2004

/s/ Steve G. Nussrallah Steve G. Nussrallah	Director	March 30, 2004

/s/ Michael F. Elliott Michael F. Elliott	Director	March 30, 2004

/s/ Gerard H. Sweeney Gerard H. Sweeney	Director	March 30, 2004