Form 10-Q
period 2004-03-31
U S REALTEL INC
filed 2004-05-17
CIK 1056064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-30401

U.S. REALTEL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4166222

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

15 PIEDMONT CENTER, SUITE 100, ATLANTA, GEORGIA 30305

(Address of principal executive offices) (Zip Code)

(404) 869-2500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,873,395 shares of common stock as of May 3, 2004.

U.S. REALTEL, INC.

Form 10-Q

QUARTER ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

U.S. REALTEL, INC.

Unaudited Condensed Consolidated Balance Sheet at March 31, 2004 and December 31, 2003	2
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003	3
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands except share data)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$857	$1,900
Accounts receivable, net of allowance for doubtful accounts of $424 at March 31, 2004 and $412 at December 31, 2003	6,963	7,652
Prepaid expenses and other current assets	1,138	1,271

TOTAL CURRENT ASSETS	8,958	10,823
PROPERTY AND EQUIPMENT, NET	24,115	24,249
INTANGIBLE ASSETS, NET	266	523
	$33,339	$35,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,732	$16,344
Line of credit	3,589	2,016
Current portion of long-term debt	486	494
Deferred income	1,341	1,316

TOTAL CURRENT LIABILITIES	18,148	20,170
Long term debt	17,837	17,543
Accrued liabilities, long-term	366	315

TOTAL LIABILITIES	36,351	38,028

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized; 100 Series A issued and outstanding shares at March 31, 2004 and December 31, 2003		—
Common stock, $.001 par value; 50,000,000 shares authorized; 6,468,000 issued and outstanding shares (including treasury) at March 31, 2004 and December 31, 2003	6	6
Additional paid-in capital	23,659	23,607
Accumulated deficit	(25,817)	(25,186)
Less: Treasury Stock, at cost; 594,000 shares at March 31, 2004 and December 31, 2003	(860)	(860)

TOTAL STOCKHOLDERS’ DEFICIT	(3,012)	(2,433)

	$33,339	$35,595

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
REVENUES	$19,884	$21,964
DIRECT COSTS	9,620	11,660

REVENUES - NET OF DIRECT COSTS	10,264	10,304

OPERATING EXPENSES
Sales and marketing	974	1,393
General and administrative	9,182	9,758
Stock based compensation	52	—
Gain on extinguishment of liabilities	—	(316)

TOTAL OPERATING EXPENSES	10,208	10,835

OTHER INCOME (EXPENSE)
Interest income	—	8
Interest expense and financing costs	(722)	(625)
Net gain (loss) on disposal of assets	59	—
Other	(24)	—

TOTAL OTHER INCOME (EXPENSE) - NET	(687)	(617)

NET LOSS	$(631)	$(1,148)

Net Loss Per Common Share - Basic and Diluted	$(0.11)	$(0.20)

Weighted Average Basic and Diluted Common Shares Outstanding	5,874	5,874

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS U.S. REALTEL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(631)	$(1,148)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,196	832
Bad debt expense	133	489
Other non-cash items	437	85
Changes in assets and liabilities, net of acquisitions
(Increase) decrease in accounts receivable	702	(1,608)
Decrease in prepaid expenses and other current assets	109	198
(Increase) decrease in other assets	36	(161)
Decrease in accounts payable and accrued expenses	(3,693)	(1,777)
Increase in deferred income	25	22

NET CASH USED IN OPERATING ACTIVITIES	(1,686)	(3,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	—	(2,564)
Capital expenditures	(908)	(721)
Proceeds from sale of property and equipment	—	24

NET CASH USED IN INVESTING ACTIVITIES	(908)	(3,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	1,573	—
Principal payments of long-term debt	(22)	(427)

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	1,551	(427)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,043)	(6,756)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,900	8,258

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$857	$1,502

Supplemental Disclosure of Cash Flow Information:
Interest paid	$342	$278

Supplemental Disclosures of Noncash Investing and Financing Activities:
Note payable in connection with acquisition of subsidiary	$—	$500

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

U.S. REALTEL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

ORGANIZATION

     U.S. RealTel, Inc. (together with its subsidiaries, “U.S. RealTel”), through its wholly owned operating subsidiary, Cypress Communications Inc. (“Cypress Communications”), provides comprehensive data, voice and video communications services to over 8,000 small and medium sized businesses located in approximately 1,300 commercial office buildings in 25 major metropolitan markets within the United States. U.S. RealTel is incorporated under the laws of the State of Delaware.

BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements, which include the accounts of its subsidiaries that are more than 50% owned by U.S. RealTel including Cypress Communications, and related footnotes are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes contained in U.S. RealTel’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the SEC. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in U.S. RealTel’s opinion, necessary for a fair presentation of the consolidated financial position and results of operations for the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), became effective in 1997. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, U.S. RealTel has and will retain its prior accounting policy under APB Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of U.S. RealTel’s stock at the date of grant over the exercise price.

     SFAS No. 123 requires U.S. RealTel to provide pro forma information regarding net income and earnings per share as if compensation cost for its stock option plan has been determined in accordance with the fair value based method prescribed in SFAS No. 123. U.S. RealTel estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in both of 2004 and 2003: no dividends yield for all years; expected volatility of 100 percent; risk-free interest rate of 3.0 percent; and expected life of 7 years.

     The following table illustrates the effect on the loss and loss per share if U.S. RealTel had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
	(In thousands except per share data)
Net loss, as reported	$(631)	$(1,148)
Add: Stock-based compensation, as reported	52	—
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(327)	(268)

Pro forma net loss	(906)	(1,416)

Loss per share:
Basic and diluted loss per share - as reported	$(0.11)	$(0.20)
Basic and diluted loss per share - as pro forma	(0.15)	(0.24)

RECENT ACCOUNTING PRONOUNCEMENTS

     On April 9, 2004, FASB issued FASB Staff Position FAS 129-1 “Disclosure Requirements Under FASB Statement No. 129, Disclosure of Information About Capital Structure, Relating to Contingency Convertible Securities” (“FSP FAS No. 129-1”) to provide guidance for contingently convertible securities, including those instruments with contingent conversion requirements that have not been met and otherwise are not required to be included in the computation of diluted earnings per share. FSP FAS No. 129-1 addresses concerns that disclosures relating to contingently convertible securities are inconsistent between companies or may be inadequate. FSP FAS No. 129-1 notes that to comply with the requirements of SFAS No. 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. The Company has met the disclosure requirements of FSP FAS 129-1, by reference Note 8 to the Company’s Form 10-KSB for the year ended December 31, 2003.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 2004 and December 31, 2003 consist of:

	(In thousands)
	March 31, 2004	December 31, 2003
Accounts payable	$3,185	$4,886
Accrued circuits and connectivity costs	4,853	7,029
Accrued termination charges	1,054	908
Accrued professional fees	168	190
Accrued compensation	996	495
Other accrued expenses	2,476	2,836

	$12,732	$16,344

2. LIQUIDITY

     U.S. RealTel’s cash position decreased during the quarter ended March 31, 2004 primarily due to payments made to reduce accounts payable and accrued liabilities, and capital expenditures made to support our current business and new product initiatives. Management believes that the rate of decrease in U.S. RealTel’s cash position should subside in the near term, and that the cash balance, net of short term borrowings from credit facility will stabilize during the following quarters as actions initiated in 2002 and throughout 2003 to reduce U.S. RealTel’s costs are beginning to materialize. U.S. RealTel cannot, however, give any assurance that it will be able to generate sufficient cash flows from operations or financing activities to cover its future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that U.S. RealTel can generate sufficient cash flow from operations or financing activities to support the debt service obligations, including debt raised in connection with its acquisition of certain assets from Intermedia Advanced Building Networks, the shared tenant telecommunications business of WorldCom, Inc. (“ABN/STS”). Moreover, the terms of the indebtedness U.S. RealTel incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit its ability to incur additional indebtedness, pay dividends or undertake certain other transactions. U.S. RealTel has also pledged certain assets as security under its senior credit facility. Therefore, U.S. RealTel must devote a substantial portion of its cash flow to service its indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that U.S. RealTel will have sufficient liquidity to implement its business plan. Likewise, there can also be no assurance that U.S. RealTel will be able to obtain cash through future financing activities on acceptable terms, or at all, or that U.S. RealTel will ever become profitable.

EXTINGUISHMENT OF LIABILITIES

     Extinguishment of liabilities represents the effect of the elimination of certain liabilities during the three months ended March 31, 2003 as a result of renegotiated settlements on liabilities assumed through the acquisition of Cypress Communications.

3. ACQUISITION

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

     U.S. RealTel paid $2.5 million in cash at closing to Eureka, assumed a note payable for $500,000 payable six months after the acquisition upon meeting certain operational covenants, assumed various commitments arising out of the operation of the business after the closing, assumed equipment lease obligations of approximately $107,000 and paid expenses incurred in connection with the acquisition of approximately $70,000. Eureka did not meet some of the operational covenants and U.S. RealTel was only required to pay $330,000.

(In thousands)
Acquisition Costs	$3,007

Cost Allocation
Other Non-Current Assets	393
Property and Equipment	2,614

Total	$3,007

4. CONVERTIBLE NOTES AND DEBENTURES

     Long term debt at March 31, 2004 and December 31, 2003 consists of the following:

	(In thousands)
	March 31,	December 31,
	2004	2003
Bridge loan, in the amount of $8,000,000, at a rate of 14% interest payable quarterly beginning September 30, 2002, with principal and any unpaid interest due July 16, 2005	8,280	8,280

Convertible notes including accrued interest and net of discount, with a face value of $10,000,000, at a rate of 7.5%, with interest and principal due July 1, 2009,	9,557	9,263

	$17,837	$17,543

     Additionally, in March 2004, U.S. RealTel, modified the terms of its Senior Credit Facility to provide for a term loan sub-limit of up to $1 million to finance capital expenditures. At March 31, 2004, there was approximately $173,000 outstanding under this term loan sub-limit.

     As of March 31, 2004, U.S. RealTel was in compliance with the covenants of its various debt facilities.

5. EARNINGS PER SHARE

     The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner, but also includes the dilutive effect of common stock equivalents and other financial instruments that are convertible or exercisable for the Company’s common stock. For the three months ended March 31, 2004 and 2003, the Company had 15,751,489 and 15,463,888 shares related to convertible debt and stock options that were not included in the computation of diluted loss per share because such effects world have been antidilutive for the respective periods

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “intend,” “continue,” “believe,” or “expect,” or the negatives thereof, variations thereon or similar terminology. These forward-looking statements are found at various places throughout this report. These forward-looking statements generally relate to estimates, plans and objectives related to future operations as well as the markets for our services and products and are based upon management’s estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to assumptions which do not materialize, unforeseen developments, and/or matters beyond our control, including developments relating to the following:

•	the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations, and our need for additional funds required to support capital improvements, development and acquisitions;

•	economic, competitive, demographic, business and other conditions in our markets and with respect to our product offerings;

•	changes or developments in the laws, regulations or taxes in the telecommunications industry;

•	actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial and other governmental authorities;

•	the occupancy rates in the buildings in which we maintain access agreements and the rate at which customers move out of and tenants move into such buildings;

•	the number of persons that our customers employ;

•	the amounts charged by telecommunication carriers to provide voice and data network elements;

•	changes in business strategy, capital improvements and development plans;

•	changes in personnel or their compensation;

•	an inability to renew or early termination of our contracts;

•	an inability to increase revenues and reduce costs in our existing operations;

•	an inability to engage in future acquisitions;

•	the loss of any license or permit;

•	resolution of any pending or future litigation in a manner adverse to us; and

•	the other factors discussed under “Risk Factors That May Affect Future Results” in our most recent Annual Report on Form 10-KSB or elsewhere in this report.

     You should read this report completely and with the understanding that actual future results may be materially different from what we expect. You should also read this report in conjunction with our most recent Annual Report on Form 10-KSB. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the factors discussed elsewhere in this report. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, in any future statement, report, press release or other communication.

     The following discussion should be read in conjunction with the information set forth in our Unaudited Condensed Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements” and the “Statement Regarding Forward Looking Statements” appearing above. The following discussion should also be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

OVERVIEW

     Beginning in February 2002 with U.S. RealTel, Inc.’s (together with its subsidiaries, “U.S. RealTel,” “we,” “us” or “our”) acquisition of Cypress Communications, Inc. (“Cypress Communications”), we have provided a full range of reliable, feature rich, integrated telecommunications services to businesses located in 25 major metropolitan markets within the United States. We are the preferred communications provider in approximately 1,300 Class A commercial office buildings in our select markets. Our telecommunications services include high speed Internet access and data services, local and long-distance voice services, digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. We deliver these services over fiber optic, digital and broadband networks that we design, construct, own and operate inside large and medium-sized office buildings.

     Except for a net gain of approximately $15.5 million on the sale of our old North American telecommunications rights operations in December 2000 and a gain of approximately $7.9 million on the acquisition of Cypress Communications, under purchase accounting, we have incurred significant operating losses and experienced negative cash flows from operations since inception. Moreover, we expect to continue to incur costs as part of our efforts to achieve profitability. Our losses from continuing operations for the three months ended March 31, 2004 were approximately $0.6 million. As of March 31, 2004, we had cash and cash equivalents of approximately $0.9 million.

     On March 15, 2004, U.S. RealTel announced that its chief executive officer had left the company to pursue other interests. In April 2004, the Company announced that its president and chief operating officer had been appointed to the additional post of chief executive officer. Management does not believe that the departure of the former chief executive officer will have a negative impact on the results of operations or the financial condition of the Company.

EXECUTIVE SUMMARY

     In evaluating our financial condition, management focuses on several key themes and indicators of both revenues and expense as described below:

Revenue

     As discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2003, the key areas of management focus relative to our revenues revolve around the status of our customer base, and are focused primarily on the following:

1.	the occupancy rates in the approximately 1300 office buildings in which we maintain access agreements and the rate at which customers move out of and tenants move into such buildings; and

2.	the average number of users and average revenue per customer.

     During the three months ended March 31, 2004, we experienced a minimal net impact of move in — move out activity, which followed several quarters of net decline in this area. The average revenue per customer showed a modest improvement during the quarter ended March 31, 2004 over the previous quarter

     We expect to see improvement in the overall occupancy rates in the buildings where we offer our services. Improvement in occupancy rates in these buildings increases the number of potential sales opportunities for our services. Additionally, management believes that recent stabilization in the general employment picture in the United States will result in a stabilization or improvement in the average revenue per customer over what we are now experiencing.

Costs

     One of the most significant cost elements for us is the amounts paid to telecommunications carriers for the provision of our voice and data network elements. These costs have both fixed and variable components. A key focus of management’s attention is the proper management of these cost elements.

     Starting in late 2002 and throughout 2003, management expended considerable effort in analyzing our network on a building by building basis to optimize the combination of service and cost. We were successful in reducing our overall network costs as a percentage of revenues throughout 2003 and the first quarter of 2004, while continuing to provide an appropriate level of service to our customers.

     During 2003, we substantially completed a process of obtaining certification to be a CLEC in most of the markets where we operate. CLEC certification allows us to enter into agreements with the incumbent local exchange carriers (“ILECs”) to obtain network services at rates generally lower than those we previously paid. Starting in late 2003, we began the process of converting our network to the lower rate platforms with the various ILEC providers. This process continued throughout the first quarter of 2004. During the first quarter of 2004, we began to realize substantial network cost savings through this process.

     The process of network analysis and re-grooming is ongoing. Management believes that there are additional opportunities for reduction in network costs through either reduction in network elements or transfer of elements to lower cost providers.

Liquidity and Capital Resources

     Our primary sources of liquidity have been proceeds from the issuance of our common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000 and cash acquired through our acquisition of Cypress Communications. The terms of certain of our indebtedness limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. We must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations

     Beginning in the first quarter of 2002 and continuing throughout 2003, we initiated certain actions intended to improve liquidity and operating results. The results of our actions began to materialize in the first quarter of 2004 and our working capital deficit began to stabilize. Management believes the rate of decrease in our cash position should subside in the near term, and that our cash balance, net of short term borrowings from our credit facility will stabilize during the following quarters; however, there is no assurance this will be the case. Our liquidity and capital resources remain a focal point of our management’s attention.

RESULTS OF OPERATIONS

     Quarter ended March 31, 2004 compared to quarter ended March 31, 2003.

     The following table sets forth the unaudited consolidated financial and operating data, as well as the percentage of revenues represented by certain items in our Unaudited Consolidated Statements of Operations for the periods indicated:

	For the three months ended March 31,
	(in thousands)
		% of		% of
	2004	Revenue	2003	Revenue
REVENUES	$19,884	100%	$21,964	100%
DIRECT COSTS	9,620	48%	11,660	53%

REVENUES - NET OF DIRECT COSTS	10,264	52%	10,304	47%
OPERATING EXPENSES
Sales and marketing	974	5%	1,393	6%
General and administrative	9,182	46%	9,758	44%
Stock based compensation	52		—	0%
Gain on extinguishment of liabilities and other credits	—		(316)	(1)%

TOTAL OPERATING EXPENSES	10,208	51%	10,835	49%
TOTAL OTHER INCOME / (EXPENSE)	(687)	(3)%	(617)	(3)%

Net Income (loss)	$(631)	(3)%	$(1,148)	(5)%

     REVENUES. Revenues declined to approximately $19.9 million for the three months ended March 31, 2004 from approximately $22.0 million for the three months ended March 31, 2003. The decline in revenues is primarily attributable to attrition within the customer base which began shortly after the ABN/STS acquisition in July 2002 and continued throughout most of 2003. This attrition was primarily related to expiration of certain customer contracts that were not renewed, and the overall decline in occupancy rates within the buildings where we offer our services. This decline began to abate in late 2003 and has begun to stabilize.

     REVENUES-NET. Revenues-net (after direct costs) were approximately $10.3 million for both the three months ended March 31, 2004 and March 31, 2003 respectively. Net revenue margins increased to approximately 52% versus 47% for the first quarters of 2004 and 2003, respectively, due to direct cost reductions through changes in network performance, lower line access rates, and other measures.

     OPERATING EXPENSES. Operating expenses decreased to approximately $10.2 million for the three months ended March 31, 2004 from approximately $10.8 million for the three months ended March 31, 2003. The decrease in operating expenses resulted from various actions taken by management during 2003 aimed at overall cost containment. These included personnel reductions, restructuring of lease agreements and other cost reduction measures. Sales and marketing expenses decreased to approximately $1.0 million from approximately $1.4 million for the three months ended March 31, 2004 and 2003, respectively, due to reductions in bad debt expense, and a restructuring of the overall sales structure of U.S. RealTel. General and administrative expenses decreased to approximately $9.2 million for the three months ended March 31, 2004 from approximately $9.8 million for the three months ended March 31, 2003, reflecting the cost containment measures implemented by U.S. RealTel during 2003. The gain on extinguishment of liabilities for the three months ended March 31, 2003 reflects the renegotiated settlement of certain liabilities assumed through the acquisition of Cypress Communications.

     OTHER INCOME (EXPENSE). Other income (expense) was approximately ($687) thousand during three months ended March 31, 2004, as compared to ($617) thousand for the three months ended March 31, 2003. Interest revenue was approximately $0 and $8,000 for the three months ended March 31, 2004 and 2003 respectively, and represented interest from excess cash invested by Cypress Communications. Interest expense for the three months ended March 31, 2004 was approximately $722 thousand and consisted primarily of interest and finance charges incurred. Interest expense for the three months ended March 31, 2003 was approximately $625 thousand and consisted primarily of interest and finance charges incurred by Cypress Communications in connection with the acquisition of the ABN/STS assets.

     INCOME TAXES. For the three months ended March 31, 2004 and 2003, no income tax benefit from our net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

     NET LOSS. Our net loss for the three months ended March 31, 2004 was approximately $631 thousand and ($0.11) per basic and diluted common share. For the same period of 2003 the net loss from was approximately $1.2 million and ($0.20) per basic and diluted common share. The decrease in net loss resulted from the overall reduction in direct costs and operating expenses in excess of the reduction in revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in our continuing operations was approximately $1.7 million for the three months ended March 31, 2004 versus approximately $3.1 million for the three months ended March 31, 2003. The primary use of cash during the quarter ended March 31, 2004 was for reducing our outstanding accounts payable and accrued liabilities, which decreased approximately $3.7 million during the period.

     Cash used by investing activities was approximately $0.9 million for the three months ended March 31, 2004, as compared with cash used of approximately $3.3 million for the three months ended March 31, 2003. Cash used in 2004 was primarily related to capital expenditures to support our core business and new product initiatives. Cash used in 2003 includes investment related to the acquisition of certain assets of Eureka consisting of its Southern California building-centric voice and data services business and for capital expenditures, net of a $500,000 note payable, issued in connection to the Eureka acquisition. The Eureka purchase was completed on March 31, 2003. We commenced the recording of transactions on April 1, 2003.

     Our primary sources of liquidity have been proceeds from the issuance of common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000, and cash acquired though the acquisition of Cypress Communications. Cash provided by financing activities was approximately $1.6 million for the three months ended March 31, 2004, as compared to cash used of approximately $427 thousand for the three months ended March 31, 2003. Cash provided in 2004 relate to borrowings against our senior credit facility, net of any repayments on those borrowings. Cash used during the three months ended March 31, 2003 included payments for capital lease obligations of Cypress Communications.

     Our working capital position began to stabilize during the first quarter of 2004 as actions initiated in 2002 and throughout 2003 to reduce our costs began to materialize. We were able to reduce our outstanding obligations and fund our capital expenditures by an amount in excess of our additional borrowings from our credit facility. We cannot, however, give any assurance that we will be able to generate sufficient cash flows from operations or financing activities to cover our future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that we can generate sufficient cash flow from operations or financing activities to support our debt service obligations, including debt raised in connection with our acquisition of certain assets of ABN/STS. Moreover, the terms of the indebtedness we incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that we will have sufficient liquidity to implement our business plan. Likewise, there can also be no assurance that we will be able to obtain cash through future financing activities on acceptable terms, or at all, or that we will ever become profitable.

     As of March 31, 2004, we had cash and cash equivalents of approximately $857 thousand. Our business has some seasonality primarily attributable to usage charges for voice services, which generally decline during holiday periods such as Thanksgiving, Christmas, and New Years; however, the effects of such seasonality have not had, and are not expected to have, a material impact on liquidity. Cash generated from operations, along with the availability under our line of credit, is expected to be sufficient to fund our operations for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

CRITICAL ACCOUNTING POLICIES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon U.S. RealTel’s Unaudited Consolidated Condensed Financial Statements and the Notes thereto, which have been prepared in accordance with generally accepted accounting principles. We are required to make, in the preparation of the Unaudited Consolidated Condensed Financial Statements, estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. Management has reviewed the accounting policies and related disclosures with U.S. RealTel’s Audit Committee. We have identified the policies below as critical to our business operations and our underlying financial condition and results of operations:

•	Revenue recognition;

•	Stock-based compensation;

•	Management estimates

     For a detailed discussion on the application of these accounting policies, see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in U.S. RealTel’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     On April 9, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 129-1 “Disclosure Requirements Under FASB Statement No. 129, Disclosure of Information About Capital Structure, Relating to Contingency Convertible Securities” (“FSP FAS No. 129-1”) to provide guidance for contingently convertible securities, including those instruments with contingent conversion requirements that have not been met and otherwise are not required to be included in the computation of diluted earnings per share. FSP FAS No. 129-1 addresses concerns that disclosures relating to contingently convertible securities are inconsistent between companies or may be inadequate. FSP FAS No. 129-1 notes that to comply with the requirements of SFAS No. 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. The Company has met the disclosure requirements of FSP FAS 129-1, by reference Note 8 to the Company’s Form 10-KSB for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate changes, primarily as a result any borrowing under our line of credit facility which has a variable interest rate equal to the prime rate, as announced from time to time by Silicon Valley Bank, plus 2.0%. No action has been taken to cover our interest rate market risk, and we are not a party to any interest rate market risk management activities.

     Our long term debt at March 31, 2004, carries interest rates, which are fixed. Our line of credit pursuant to the Amended and Restated Credit Agreement carries interest rates, which vary with the prime rate. Accordingly, any increases in Silicon’s prime rate will reduce the Company’s earnings. A 1% increase in the prime rate on the $3.6 million outstanding under the Company’s line of credit at March 31, 2004 would result in an annual interest expense increase of approximately $36,000.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures — Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, U.S. RealTel carried out an evaluation, with the participation of U.S. RealTel’s management, including U.S. RealTel’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of U.S. RealTel’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, U.S. RealTel’s Chief Executive Officer and Chief Financial Officer concluded that U.S. RealTel’s disclosure controls and procedures are effective in timely alerting them to material information relating to U.S. RealTel (including its consolidated subsidiaries) required to be included in U.S. RealTel’s periodic filings with the Securities and Exchange Commission.

     (b) Changes in internal controls — There has been no change in U.S. RealTel’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, U.S. RealTel’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

31.1	Certificate of Gregory P. McGraw, Chief Executive Officer, President and Chief Operating Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Neal Miller, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Gregory P. McGraw, Chief Executive Officer, President and Chief Operating Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Neal Miller, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) We filed the following Current Reports on Form 8-K during the three months ended March 31, 2004:

Date of Report	Subject to Report
March 15, 2004	Press release announcing the appointment of Gregory P. McGraw to the additional position of acting Chief Executive Officer replacing Charles B. McNamee, former Chief Executive Officer and Director, who is leaving the Company to pursue other interests.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. REALTEL, INC.

Dated: May 17, 2004	By: /s/ Gregory P. McGraw
Gregory P. McGraw
Chief Executive Officer, President,
Chief Operating Officer

Dated: May 17, 2004	By: /s/ Neal L. Miller
Neal L. Miller
Executive Vice President, Chief Financial Officer