Form 10-Q
period 2004-06-30
CYPRESS COMMUNICATIONS HOLDING CO INC
filed 2004-08-10
CIK 1056064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                                        to

     Commission File Number 000-30401

CYPRESS COMMUNICATIONS HOLDING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4166222

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 PIEDMONT CENTER, SUITE 100, ATLANTA, GEORGIA 30305

(Address of principal executive offices) (Zip Code)

(404) 869-2500

(Registrant’s telephone number, including area code)

U.S. RealTel, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,873,395 shares of Common Stock as of August 10, 2004.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

QUARTERLY PERIOD ENDED JUNE 30, 2004 FORM 10-Q

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 6.	Exhibit and Reports on Form 8-K	15
	Signatures	16
	Exhibit Index
EX-3.1 Amendment to Certificate of Incorporation
EX-10.1 Executive Employment Agreement
EX-31.1 302 Certification of CEO
EX-31.2 302 Certification of CFO
EX-32.1 906 Certification of CEO
EX-32.2 906 Certification of CFO

(i)

PART I – FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS HOLDING CO., INC.,

Unaudited Condensed Consolidated Balance Sheet at June 30, 2004 and December 31, 2003	2
Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003 and six months ended June 30, 2004 and 2003	3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

CYPRESS COMMUNICATIONS HOLDING CO., INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands except share data)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,153	$1,900
Accounts receivable, net of allowance for doubtful accounts of $350 at June 30, 2004 and $412 at December 31, 2003	7,285	7,652
Prepaid expenses and other current assets	884	1,271

TOTAL CURRENT ASSETS	10,322	10,823
PROPERTY AND EQUIPMENT, NET	23,936	24,249
INTANGIBLE ASSETS, NET	123	523

TOTAL ASSETS	$34,381	$35,595
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,256	$16,344
Line of credit	3,086	2,016
Current portion of long-term debt	473	494
Deferred income	1,276	1,316

TOTAL CURRENT LIABILITIES	18,091	20,170
Long term debt	18,135	17,543
Accrued liabilities, long-term	490	315

TOTAL LIABILITIES	36,716	38,028
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized; 100 Series A issued and outstanding shares at June 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 6,468,000 issued and outstanding shares (including treasury) at June 30, 2004 and December 31, 2003	6	6
Additional paid-in capital	23,668	23,607
Accumulated deficit	(25,149)	(25,186)
Less: Treasury Stock, at cost; 594,000 shares at June, 2004 and December 31, 2003	(860)	(860)

TOTAL STOCKHOLDERS’ DEFICIT	(2,335)	(2,433)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,381	$35,595

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS HOLDING CO., INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004
AND THE THREE MONTHS ENDED JUNE 30, 2003 AND 2004

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
REVENUES	$20,271	$21,808	$40,155	$43,772
DIRECT COSTS	9,704	9,961	19,324	21,621

REVENUES – NET OF DIRECT COSTS	10,567	11,847	20,831	22,151

OPERATING EXPENSES
Sales and marketing	617	1,626	1,591	3,019
General and administrative	8,658	9,958	17,839	19,716
Stock based compensation	9	333	61	333
Extinguishment of liabilities and other credits	—	(712)	—	(1,028)

TOTAL OPERATING EXPENSES	9,284	11,205	19,491	22,040

OTHER INCOME (EXPENSE)
Interest income	—	7	—	15
Interest expense and financing costs	(708)	(648)	(1,430)	(1,273)
Net gain on disposal of assets	102	93	161	93
Other	(13)	(150)	(37)	(150)

TOTAL OTHER EXPENSE - NET	(619)	(698)	(1,306)	(1,315)

NET INCOME (LOSS)	$664	$(56)	$33	$(1,204)

Net Loss Per Common Share - Basic and Diluted	$0.11	$(0.01)	$0.01	$(0.20)

Weighted Average Common Shares Outstanding	5,874	5,874	5,874	5,874

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS HOLDING CO., INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33	$(1,024)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,339	1,995
Bad debt expense	195	992
Stock based compensation	61	333
Gain on disposal of assets	(123)	(93)
Other non-cash items	305	477
Changes in assets and liabilities, net of acquisitions
(Increase) decrease in accounts receivable	314	(1,509)
(Increase) decrease in prepaid expenses and other current assets	230	(5)
(Increase) decrease in other assets	35	(449)
Increase (decrease) in accounts payable and accrued expenses	(2,487)	(5,336)
Increase (decrease) in deferred income	(40)	1,103

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	862	(3,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	—	(2,570)
Capital expenditures	(1,794)	(1,505)
Sale of property and equipment	160	157

NET CASH BY USED IN INVESTING ACTIVITIES	(1,634)	(3,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term loans	—	2,000
Principal payments of long-term debt	(44)	(865)
Proceeds from line of credit, net of repayments	1,069	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,025	1,135

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	253	(6,479)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,900	8,258

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,153	$1,779

Supplemental Disclosure of Cash Flow Information:
Interest paid	$685	$577

Supplemental Disclosures of Noncash Investing and Financing Activities
Note payable in connection with acquisition of subsidiary	$—	$500

Capital leases assumed in connection with acquisition of subsidiary	$—	$107

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

ORGANIZATION

     On June 16, 2004, U.S. RealTel, Inc. amended its certificate of incorporation to change its name to Cypress Communications Holding Co., Inc.

     Cypress Communications Holding Co., Inc. (together with its subsidiaries, “Cypress”), through its wholly owned operating subsidiary, Cypress Communications Inc. (“Cypress Communications”), is the preferred communication solution provider supplying managed voice over internet protocol, comprehensive data, voice and video communications services to over 8,000 small and medium sized businesses located in approximately 1,300 commercial office buildings in 25 major metropolitan markets within the United States. Cypress is incorporated under the laws of the State of Delaware.

BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements, which include the accounts of the subsidiaries that are more than 50% owned by Cypress including Cypress Communications, and related footnotes are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes contained in Cypress’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the SEC. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in Cypress’s opinion, necessary for a fair presentation of the consolidated financial position and results of operations for the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), became effective in 1997. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, Cypress has and will retain its prior accounting policy under APB Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of Cypress’s stock at the date of grant over the exercise price.

     SFAS No. 123 requires Cypress to provide pro forma information regarding net income and earnings per share as if compensation cost for its stock option plan has been determined in accordance with the fair value based method prescribed in SFAS No. 123. Cypress estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in both of 2004 and 2003: no dividends yield for all years; expected volatility of 100 percent; risk-free interest rate of 3.0 percent; and expected life of 7 years.

     The following table illustrates the effect on the income (loss) and income (loss) per share if Cypress had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands except per share data)
	2004	2003	2004	2003
Net income (loss), as reported	$664	$(56)	$33	$(1,204)
Add: Stock-based compensation, as reported	9	333	61	333
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(361)	(268)	(688)	(536)

Pro forma net income (loss)	$312	$9	$(594)	(1,407)

Loss per share:
Basic and diluted loss per share — as reported	$0.11	$(0.01)	$0.01	(0.20)
Basic and diluted loss per share — as pro forma	$0.05	$0.00	$(0.10)	(0.24)

RECENT ACCOUNTING PRONOUNCEMENTS

     On April 9, 2004, FASB issued FASB Staff Position FAS 129-1 “Disclosure Requirements Under FASB Statement No. 129, Disclosure of Information About Capital Structure, Relating to Contingency Convertible Securities” (“FSP FAS No. 129-1”) to provide guidance for contingently convertible securities, including those instruments with contingent conversion requirements that have not been met and otherwise are not required to be included in the computation of diluted earnings per share. FSP FAS No. 129-1 addresses concerns that disclosures relating to contingently convertible securities are inconsistent between companies or may be inadequate. FSP FAS No. 129-1 notes that to comply with the requirements of SFAS No. 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Cypress has met the disclosure requirements of FSP FAS 129-1, by reference Note 8 to Cypress’s Form 10-KSB for the year ended December 31, 2003.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at June 30, 2004 and December 31, 2003 consist of:

	June 30,	December 31,
	2004	2003
	(In thousands)
Accounts payable	$3,218	$4,886
Accrued circuits and connectivity costs	4,483	7,029
Accrued termination charges	890	908
Accrued professional fees	199	190
Accrued compensation	1,109	495
Other accrued expenses	3,357	2,836

	$13,256	$16,344

2. LIQUIDITY

     Cypress’s cash position increased during the quarter ended June 30, 2004 primarily due to the contribution of net income during the quarter. Additionally, Cypress entered into a term loan sub limit facility under its senior credit facility, which allowed it to fund purchases of capital expenditures on a long term basis. Management believes that Cypress can continue to maintain or improve on its cash position, net of borrowings against its senior credit facility, and that the cash balance, net of short term borrowings from its senior credit facility will be adequate to address the operating needs of Cypress in the near term. Cypress cannot, however, give any assurance that it will be able to generate sufficient cash flows from operations or financing activities to cover its future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that Cypress can generate sufficient cash flow from operations or financing activities to support the debt service obligations, including debt raised in connection with its acquisition of certain assets from Intermedia Advanced Building Networks, the shared tenant telecommunications business of WorldCom, Inc. (“ABN/STS”). Moreover, the terms of the indebtedness Cypress incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit its ability to incur additional indebtedness, pay dividends or undertake certain other transactions. Cypress has also pledged certain assets as security under its senior credit facility. Therefore, Cypress must devote a substantial portion of its cash flow to service its indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that Cypress will have sufficient liquidity to implement its business plan. Likewise, there can also be no assurance that Cypress will be able to obtain cash through future financing activities on acceptable terms, or at all, or that Cypress will ever become profitable.

EXTINGUISHMENT OF LIABILITIES

     Extinguishment of liabilities represents the effect of the elimination of certain liabilities during the three and six months periods ended June 30, 2003 as a result of renegotiated settlements on liabilities assumed through the acquisition of Cypress Communications.

3. ACQUISITION

     In March 2003, Cypress, through Cypress Communications, acquired the Southern California building-centric voice and data services business of Eureka Broadband Corporation (“Eureka”). These assets included customer contracts, as well as Eureka’s in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed Cypress to expand its telecommunications services operations to include over 750 small and medium sized business customers in the California market.

     Cypress paid $2.5 million in cash at closing to Eureka, assumed a note payable for $500,000 payable six months after the acquisition upon meeting certain operational covenants, assumed various commitments arising out of the operation of the business after the closing, assumed equipment lease obligations of approximately $107,000 and paid expenses incurred in connection with the acquisition of approximately $70,000. Eureka did not meet some of the operational covenants and Cypress was only required to pay $330,000.

(In thousands)
Acquisition Costs	$3,007

Cost Allocation
Other Non-Current Assets	393
Property and Equipment	2,614

Total	$3,007

4. CONVERTIBLE NOTES AND DEBENTURES

Long term debt at June 30, 2004 and December 31, 2003 consists of the following:

	(In thousands)
	June 30,	December 31,
	2004	2003
Bridge loan, in the amount of $8,000,000, at a rate of 14% interest payable quarterly beginning September 30, 2002, with principal and any unpaid interest due July 16, 2005	8,280	8,280
Convertible notes including accrued interest and net of discount, with a face value of $10,000,000, at a rate of 7.5%, with interest and principal due July 1, 2009	9,855	9,263

	$18,135	$17,543

     Additionally, in March 2004, Cypress, modified the terms of its senior credit facility to provide for a term loan sub-limit of up to $1 million to finance capital expenditures. At June 30, 2004, there was approximately $951,000 outstanding under this term loan sub-limit. Under the terms of the senior credit facility, the amounts outstanding under this term loan sub-limit are included in current liabilities.

     On July 12, 2004, Cypress, modified the senior credit facility to provide for more favorable lending terms which reflect Cypress’s recent financial performance and to extend the term of the facility to July 11, 2005.

     As of June 30, 2004, Cypress was in compliance with the covenants of its various debt facilities.

5. EARNINGS PER SHARE

     Cypress computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner, but also includes the dilutive effect of common stock equivalents and other financial instruments that are convertible or exercisable for Cypress’s common stock. For the three months ended June 30, 2004 and 2003, Cypress had 16,639,803 and 16,431,674 shares related to convertible debt, stock options and warrants that were not included in the computation of diluted income (loss) per share because such effects would have been anti dilutive for the respective periods.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     Cypress Communications Holding Co., Inc. (together with its subsidiaries, “Cypress,” “we,” “us” or “our”), formerly U.S. Realtel, Inc., provides a full range of reliable, feature rich, integrated telecommunications services to businesses located in 25 major metropolitan markets within the United States. We are the preferred communications provider in approximately 1,300 Class A commercial office buildings in our select markets. Our telecommunications services include high speed Internet access and data services, local and long-distance voice services, digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. We deliver these services over fiber optic, digital and broadband networks that we design, construct, own and operate inside large and medium-sized office buildings.

     Cypress reported its first quarterly net income from operations in the quarter ended June 30, 2004. Prior to the last two fiscal quarters, we have generally incurred significant annual operating losses and experienced negative cash flows from operations since inception. Our net income from continuing operations for the three months and six months ended June 30, 2004 were approximately $0.7 million and $33,000 respectively. As of June 30, 2004, we had cash and cash equivalents of approximately $2.2 million.

     On June 16, 2004, Cypress amended its certificate of incorporation to change its name from U.S. RealTel, Inc. to Cypress Communications Holding Co., Inc.

EXECUTIVE SUMMARY

     In evaluating our financial condition, management focuses on several key themes and indicators of both revenues and expense as described below:

Revenue

     As discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2003, the key areas of management focus relative to our revenues revolve around the status of our customer base, and are focused primarily on the following:

1.	the occupancy rates in the approximately 1,300 office buildings in which we maintain access agreements and the rate at which customers move out of and tenants move into such buildings; and

2.	the average number of users and average revenue per customer.

     During the three and six months ended June 30, 2004, we experienced a minimal net impact of move in – move out activity, which followed several quarters of net decline in this area. The average revenue per customer showed a modest improvement during the quarter ended June 30, 2004 over the previous quarter. These improvements have resulted in modest increases in quarterly revenues for the first two quarters of 2004.

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

     Starting in late 2002 and throughout 2003, management expended considerable effort in analyzing our network on a building by building basis to optimize the combination of service and cost. We were successful in reducing our overall network costs as a percentage of revenues throughout the second quarter of 2004, while continuing to provide an appropriate level of service to our customers.

     During 2003, we substantially completed a process of obtaining certification to be a CLEC in most of the markets where we operate. CLEC certification allows us to enter into agreements with the incumbent local exchange carriers (“ILECs”) to obtain network services at rates generally lower than those we previously paid. Starting in late 2003, we began the process of converting our network to the lower rate platforms with the various ILEC providers. This process continued throughout the first quarter of 2004. During the first quarter of 2004, we began to realize substantial network cost savings through this process, and showed continued improvement in network costs during the second quarter of 2004.

     The process of network analysis and realigning is ongoing. Management believes that there are additional opportunities for reduction in network costs through either reduction in network elements or transfer of elements to lower cost providers.

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

     Beginning in the first quarter of 2002 and continuing throughout 2003, we initiated certain actions intended to improve liquidity and operating results. The results of our actions began to materialize in the first quarter of 2004 and our working capital deficit began to stabilize. Management believes the rate of decrease in our cash position has subsided as a result of the stabilization in our revenues and reduction in overall costs, and that our cash balance, net of short term borrowings from our senior credit facility has stabilized and will begin to increase during the following quarters; however, there is no assurance this will be the case. Our liquidity and capital resources remain a focal point of our management’s attention.

RESULTS OF OPERATIONS

Quarter and six months ended June 30, 2004 compared to the same periods of 2003.

     The following table sets forth the unaudited consolidated financial and operating data, as well as the percentage of revenues represented by certain items in our Unaudited Consolidated Statements of Operations for the periods indicated:

	For the three months ended
	June 30,		June 30,
	2004	% of Revenue	2003	% of Revenue
REVENUES	$20,271	100%	$21,808	100%
DIRECT COSTS	9,704	48%	9,961	46%

REVENUES – NET OF DIRECT COSTS	10,567	52%	11,847	54%

OPERATING EXPENSES
Sales and marketing	617	3%	1,626	7%
General and administrative	8,658	43%	9,958	46%
Stock based compensation		0%	333	2%
Extinguishment of liabilities and other credits	—		(712)	(3)%

TOTAL OPERATING EXPENSES	9,284	46%	11,205	51%

TOTAL OTHER INCOME (EXPENSE) - NET	(619)	(3)%	(698)	(3)%

NET INCOME (LOSS)	$664	3%	$(56)	(0)%

	For the six months ended
	June 30,		June 30,
	2004	% of Revenue	2003	% of Revenue
REVENUES	$40,155	100%	$43,772	100%
DIRECT COSTS	19,324	48%	21,621	49%

REVENUES – NET OF DIRECT COSTS	20,831	52%	22,151	51%

OPERATING EXPENSES
Sales and marketing	1,591	4%	3,019	7%
General and administrative	17,839	44%	19,716	45%
Stock based compensation	61	0%	333	1%
Extinguishment of liabilities and other credits	—		(1,028)	(2)%

TOTAL OPERATING EXPENSES	19,491	49%	22,040	50%

TOTAL OTHER INCOME (EXPENSE) - NET	(1,306)	(3)%	(1,315)	(3)%

NET INCOME (LOSS)	$33	0%	$(1,204)	(3)%

     REVENUES. Revenues declined to approximately $20.3 million for the three months and $40.1 million for the six months ended June 30, 2004 from approximately $21.8 million for the three months and $43.8 million for the six months ended June 30, 2003. The decline in revenues is primarily attributable to expected attrition within the customer base which began shortly after the ABN/STS acquisition in July 2002 and continued throughout most of 2003. This attrition was primarily related to expiration of certain customer contracts that were not renewed, and the overall decline in occupancy rates within the buildings where we offer our services. This decline began to abate in late 2003 and has begun to stabilize.

     REVENUES-NET. Revenues-net (after direct costs) were approximately $10.6 million and $11.8 million for the quarters ended June 30, 2004 and 2003, respectively and $20.8 million and $22.2 million for the six months ended June 30, 2004 and 2003, respectively. Net revenue margins were approximately 52% versus 54% for the second quarters of 2004 and 2003, respectively, and 52% versus 51% for the six months ended June 30, 2004 and 2003 respectively. The improvement in net revenue margins is primarily attributable to cost reductions through changes in network performance, lower line access rates, and other measures, which have more than offset the decline in revenues over the comparable periods.

     OPERATING EXPENSES. Operating expenses decreased to approximately $9.3 million for the three months ended June 30, 2004 from approximately $11.2 million for the three months ended June 30, 2003. The six month operating expenses for 2004 were $19.5 million versus $22.0 million for the same 2003 period. The decrease in operating expenses resulted from various actions taken by management during 2003 aimed at overall cost containment. These included personnel reductions, restructuring of lease agreements and other cost reduction measures. Sales and marketing expenses decreased to approximately $617 thousand from approximately $1.6 million for the three months ended June 30, 2004 and 2003 and $1.6 million from $3.0 million for the six months ended June 30, 2004 and 2003, respectively, due to reductions in bad debt expense, and a restructuring of the overall sales structure of Cypress. General and administrative expenses decreased to approximately $8.7 million for the three months ended June 30, 2004 from approximately $10.0 million for the three months ended June 30, 2003, and $17.8 million for the six months ended June 30, 2004 from $19.7 million for the same year to date period for 2003, reflecting the cost containment measures implemented by Cypress during 2003. The gains on extinguishment of liabilities for the three and six months ended June 30, 2003 reflect the renegotiated settlement of certain liabilities assumed through the acquisition of Cypress Communications.

     OTHER INCOME (EXPENSE). Other income (expense) was approximately ($619) thousand during three months ended June 30, 2004, as compared to ($698) thousand for the three months ended June 30, 2003. Other income (expense) was ($1.3) million for the first six months of 2004 and for the same period in 2003. Interest expense for the three months ended June 30, 2004 was approximately $708 thousand and $.,4 million for the first six months of 2004 and consisted primarily of interest and finance charges incurred. Interest expense for the three months ended June 30, 2003 was approximately $648 thousand and $1.2 million for the first six months of 2003 and consisted primarily of interest and finance charges incurred by Cypress Communications in connection with the acquisition of the ABN/STS assets.

     INCOME TAXES. For the three months ended June 30, 2004 and 2003, no income tax expense or benefit from our net income or operating losses was recognized. We have significant net operating loss carryforward provisions to offset any income tax on net income for the foreseeable future. Income tax benefit from operating losses is not recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

     NET INCOME (LOSS). Our net income for the quarter ended June 30, 2004 was approximately $664 thousand and $0.11 per basic and diluted common share. For the same period of 2003 the net loss from was approximately $56 thousand and ($0.01) per basic and diluted common share. For the six months ended June 30, 2004 the net income was $33 thousand and $0.01 per basic and diluted common share versus a net loss of $1.2 million and ($0.20) per basic and diluted common share in the same period of 2003. The decrease in net loss resulted from the overall reduction in direct costs and operating expenses in excess of the reduction in revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by our continuing operations was approximately $862 thousand for the six months ended June 30, 2004 versus cash used in continuing operations of approximately $3.7 million for the six months ended June 30, 2003. The primary source of cash during the six months ended June 30, 2004 was the net income provided by operations.

     Cash used by investing activities was approximately $1.6 million for the six months ended June 30, 2004 as compared with cash used of approximately $3.9 million the six months ended June 30, 2003. Cash used in 2004 to date through was primarily related to capital expenditures to support our core business and new product initiatives. Cash used in the same 2003 period includes investment related to the acquisition of certain assets of Eureka consisting of its Southern California building-centric voice and data services business and for capital expenditures, net of a $500,000 note payable, issued in connection to the Eureka acquisition. The Eureka purchase was completed on March 31, 2003. We commenced the recording of transactions on April 1, 2003.

     Our primary sources of liquidity have been proceeds from the issuance of common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000, and cash acquired though the acquisition of Cypress Communications. Cash provided by financing activities was approximately $1.0 million for the six months ended

June 30, 2004 as compared to cash used of approximately $1.1 million for the six months ended June 30, 2003. Cash provided in 2004 relate to borrowings against our senior credit facility, net of any repayments on those borrowings. Cash used during 2003 included payments for capital lease obligations of Cypress Communications.

     Our working capital position began to stabilize during the first six months of 2004 as actions initiated in 2002 and throughout 2003 to reduce our costs began to materialize. We were able to reduce our outstanding obligations and fund our capital expenditures by an amount in excess of our additional borrowings from our credit facility. We cannot, however, give any assurance that we will be able to generate sufficient cash flows from operations or financing activities to cover our future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that we can generate sufficient cash flow from operations or financing activities to support our debt service obligations, including debt raised in connection with our acquisition of certain assets of ABN/STS. Moreover, the terms of the indebtedness we incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that we will have sufficient liquidity to implement our business plan. Likewise, there can also be no assurance that we will be able to obtain cash through future financing activities on acceptable terms, or at all, or that we will ever become profitable.

     As of June 30, 2004, we had cash and cash equivalents of approximately $2.2 million. Our business has some seasonality primarily attributable to usage charges for voice services, which generally decline during holiday periods such as Thanksgiving, Christmas, and New Years; however, the effects of such seasonality have not had, and are not expected to have, a material impact on liquidity. Cash generated from operations, along with the availability under our line of credit, is expected to be sufficient to fund our operations for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

CRITICAL ACCOUNTING POLICIES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon Cypress’s Unaudited Consolidated Condensed Financial Statements and the Notes thereto, which have been prepared in accordance with generally accepted accounting principles. We are required to make, in the preparation of the Unaudited Consolidated Condensed Financial Statements, estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. Management has reviewed the accounting policies and related disclosures with Cypress’s Audit Committee. We have identified the policies below as critical to our business operations and our underlying financial condition and results of operations:

•	Revenue recognition;

•	Stock-based compensation;

•	Management estimates

     For a detailed discussion on the application of these accounting policies, see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Cypress’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     On April 9, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 129-1 “Disclosure Requirements Under FASB Statement No. 129, Disclosure of Information About Capital Structure, Relating to Contingency Convertible Securities” (“FSP FAS No. 129-1”) to provide guidance for contingently convertible securities, including those instruments with contingent conversion requirements that have not been met and otherwise are not required to be included in the computation of diluted earnings per share. FSP FAS No. 129-1 addresses concerns that disclosures relating to contingently convertible securities are inconsistent between companies or may be inadequate. FSP FAS No. 129-1 notes that to comply with the requirements of SFAS.

No. 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. We have met the disclosure requirements of FSP FAS 129-1, by reference to Note 8 to our Form 10-KSB for the year ended December 31, 2003.

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

     Our long term debt at June 30, 2004, carries interest rates, which are fixed. Our line of credit pursuant to our senior credit facility with Silicon Valley Bank carries interest rates, which vary with the prime rate. Accordingly, any increases in the prime rate will reduce our earnings. A 1% increase in the prime rate on the $3.0 million outstanding under our line of credit at June 30, 2004 would result in an annual interest expense increase of approximately $30,000.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures – Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Cypress carried out an evaluation, with the participation of Cypress’s management, including Cypress’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Cypress’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Cypress’s Chief Executive Officer and Chief Financial Officer concluded that Cypress’s disclosure controls and procedures are effective in timely alerting them to material information relating to Cypress (including its consolidated subsidiaries) required to be included in Cypress’s periodic filings with the Securities and Exchange Commission.

     (b) Changes in internal controls – There has been no change in Cypress’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Cypress’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Cypress held its 2004 annual meeting of stockholders on June 11, 2004. The following summarizes the three proposals submitted for a vote of the stockholders at the meeting:

Proposal 1. To elect four directors to Cypress’s Board of Directors until the next annual meeting of stockholders.

The holders of shares of Cypress common stock approved the election of Mr. Ross J. Mangano and Mr. Gerald H Sweeney to the Board of Directors as follows:

	Ross J. Mangano	Gerard H. Sweeney
Votes “For”	4,743,860 shares	4,813,860 shares
Votes “Withheld”	81,000 shares	11,000 shares

The holders of shares of Cypress Series A preferred stock approved the election of Mr. Steve G. Nussrallah and Mr. Michael F. Elliott to the Board of Directors as follows:

	Steve G. Nussrallah	Michael F. Elliott
Votes “For”	89.6 shares	89.6 shares
Votes “Withheld”	10.4 shares	10.4 shares

Proposal 2. To ratify the appointment by Cypress’s Audit Committee of Deloitte & Touche LLP as independent auditors for fiscal year 2004.

Votes “For”	4,824,850 shares
Votes “Against”	0 shares
Abstain	0 shares

Proposal 3. To approve the change of U.S. RealTel’s name to Cypress Communications Holding Co., Inc.

Votes “For”	4,790,076 shares
Votes “Against”	18,261 shares
Abstain	16,523 shares

Each of the three proposals were approved by Cypress’s stockholders at the annual meeting

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

3.1	Amendment to Certificate of Incorporation.

10.1	Executive Employment Agreement by and between U.S. RealTel, Inc. and Salvatore W. Collura, dated May 15, 2004.

31.1	Certificate of Gregory P. McGraw, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2	Certificate of Neal L. Miller, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Gregory P. McGraw, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Neal L. Miller, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) We filed the following Current Reports on Form 8-K during the three months ended June 30, 2004:

Date of Report	Subject to Report
April 22, 2004	Press release announcing the appointment of Gregory P. McGraw to the additional post of Chief Executive Officer (not incorporated by reference).

May 13, 2004	Press Release dated May 13, 2004 announcing first quarter 2004 results (not incorporated by reference).

June 17, 2004	Press release announcing the change of the Company name to Cypress Communications Holding Co., Inc., the appointment of Gregory P. McGraw to the Board of Directors, the appointment of a new Chief Operating Officer and the hiring of a new Chief Marketing Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

Dated: August 10, 2004	By:	/s/ Gregory P. McGraw

Gregory P. McGraw
Chief Executive Officer and President
Dated: August 10, 2004	By:	/s/ Neal L. Miller

Neal L. Miller
Executive Vice President, Chief Financial Officer