Form 10-Q
period 2004-09-30
CYPRESS COMMUNICATIONS HOLDING CO INC
filed 2005-02-04
CIK 1056064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,723,395 shares of Common Stock as of February 1, 2005.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 FORM 10-Q

PART I FINANCIAL INFORMATION	1
ITEM 1 FINANCIAL STATEMENTS	1
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4 CONTROLS AND PROCEDURES	19

PART II OTHER INFORMATION	20
ITEM 6 EXHIBITS	20

SIGNATURES	21
Unanimous Written Consent In Lieu of a Special Meeting
Key Executive Officer Retention Plan
First Amendment to the Key Executive Officer Retention Plan
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Section 906 Certification of the CEO
Section 906 Certification of the CFO

i

PART I            FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS HOLDING CO., INC.

Unaudited Condensed Consolidated Balance Sheet at September 30, 2004 and December 31, 2003	2
Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 and nine months ended September 30, 2004 and 2003	3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

CYPRESS COMMUNICATIONS HOLDING CO., INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands except share data)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,782	$1,900
Accounts receivable, net of allowance for doubtful accounts of $260 at September 30, 2004 and $412 at December 31, 2003	7,702	7,652
Prepaid expenses and other current assets	1,004	1,271

TOTAL CURRENT ASSETS	10,488	10,823
PROPERTY AND EQUIPMENT, NET	23,894	24,249
INTANGIBLE ASSETS, NET	98	523

TOTAL ASSETS	$34,480	$35,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,540	$16,344
Line of credit	4,396	2,016
Current portion of long-term debt	8,528	494
Deferred income	1,271	1,316

TOTAL CURRENT LIABILITIES	25,735	20,170
Long term debt	10,157	17,543
Accrued liabilities, long-term	610	315

TOTAL LIABILITIES	36,502	38,028

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized; 100 Series A issued and outstanding shares at September 30, 2004 and December 31, 2003		—
Common stock, $.001 par value; 50,000,000 shares authorized; 6,468,000 issued and outstanding shares (including treasury) at September 30, 2004 and December 31, 2003	6	6
Additional paid-in capital	23,677	23,607
Accumulated deficit	(24,845)	(25,186)
Less: Treasury Stock, at cost; 594,000 shares at September 30, 2004 and December 31, 2003	(860)	(860)

TOTAL STOCKHOLDERS’ DEFICIT	(2,022)	(2,433)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,480	$35,595

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS HOLDING CO., INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
REVENUES	$19,433	$21,046	$59,587	$64,818
DIRECT COSTS	9,663	12,140	28,978	33,761

REVENUES – NET OF DIRECT COSTS	9,770	8,906	30,609	31,057

OPERATING EXPENSES
Sales and marketing	607	1,248	2,202	4,267
General and administrative	8,450	9,712	26,294	29,428
Stock based compensation	9	52	70	385
Extinguishment of liabilities and other credits	(426)	(967)	(426)	(1,995)

TOTAL OPERATING EXPENSES	8,640	10,045	28,140	32,085

OTHER INCOME (EXPENSE)
Interest income	0	2	0	17
Interest expense and financing costs	(874)	(724)	(2,304)	(1,997)
Net gain on disposal of assets	60	30	221	123
Other	(13)	1	(51)	(149)

TOTAL OTHER EXPENSE – NET	(827)	(691)	(2,134)	(2,006)

NET INCOME (LOSS)	$303	$(1,830)	$335	$(3,034)
Net Income (Loss) Per Common Share — Basic and Diluted	$0.05	$(0.31)	$0.06	$(0.52)

Weighted Average Common Shares Outstanding	5,874	5,874	5,874	5,874

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS HOLDING CO., INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$335	$(3,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	3,460	3,149
Bad debt expense	(31)	1,398
Stock based compensation	70	385
Gain on disposal of assets and extinguishment of liabilities	(587)	(123)
Non cash interest expense	390	457
Other non-cash items	0	149
Changes in assets and liabilities, net of acquisitions
(Increase) decrease in accounts receivable	19	(1,226)
(Increase) decrease in other assets and prepaid expenses	208	(171)

Increase (decrease) in accounts payable and accrued expenses	(3,669)	(5,775)
Increase (decrease) in deferred income	(45)	891

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	150	(3,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	0	(2,570)
Capital expenditures	(2,841)	(2,462)
Sale of property and equipment	223	188

NET CASH BY USED IN INVESTING ACTIVITIES	(2,618)	(4,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term loans		4,132
Principal payments of long-term debt	(30)	(502)
Proceeds from line of credit, net of repayments	2,380	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,350	3,630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(118)	(5,114)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,900	8,258

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,782	$3,144

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,033	$902

Supplemental Disclosures of Non cash Investing and Financing Activities
Note payable in connection with acquisition of subsidiary	$—	$500

Capital leases assumed in connection with acquisition of subsidiary	$—	$107

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS HOLDING CO., INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

ORGANIZATION

     Cypress Communications Holding Co., Inc. (together with its subsidiaries, “Cypress”), through its wholly owned operating subsidiary, Cypress Communications Inc. (“Cypress Communications”), is the preferred communication solution provider of managed voice over internet protocol, comprehensive data, voice and video communications services to over 8,000 small and medium sized businesses located in approximately 1,300 commercial office buildings in 25 major metropolitan markets within the United States. Cypress is incorporated under the laws of the State of Delaware.

BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements, which include the accounts of the subsidiaries that are more than 50% owned by Cypress, including Cypress Communications, and related footnotes are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes contained in Cypress’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the SEC. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in Cypress’s opinion, necessary for a fair presentation of the consolidated financial position and results of operations for the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), became effective in 1997. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, Cypress has and will retain its prior accounting policy under Accounting Principle Board Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of Cypress’s stock at the date of grant over the exercise price.

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

     The following table illustrates the effect on the income (loss) and income (loss) per share if Cypress had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands except per share data)
Net income (loss), as reported	$303	$(1,830)	$335	$(3,034)
Add: Stock-based compensation, as reported	9	52	70	385
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(335)	(272)	(1,023)	(815)

Pro forma net income (loss)	$(23)	$(2,050)	$(618)	$(3,464)

Income (Loss) per share:
Basic and diluted loss per share — as reported	$0.05	$(0.31)	$0.06	$(0.52)
Basic and diluted loss per share — as pro forma	$0.00	$(0.35)	$(0.11)	$(0.59)

RECENT ACCOUNTING PRONOUNCEMENTS

     On April 9, 2004, FASB issued FASB Staff Position FAS 129-1 “Disclosure Requirements Under FASB Statement No. 129, Disclosure of Information About Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS No. 129-1”) to provide guidance for contingently convertible securities, including those instruments with contingent conversion requirements that have not been met and otherwise are not required to be included in the computation of diluted earnings per share. FSP FAS No. 129-1 addresses concerns that disclosures relating to contingently convertible securities are inconsistent between companies or may be inadequate. FSP FAS No. 129-1 notes that to comply with the requirements of SFAS No. 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Cypress has met the disclosure requirements of FSP FAS 129-1, by reference Note 8 to Cypress’s Form 10-KSB for the year ended December 31, 2003.

     On December 16, 2004, the FASB issued Statement 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The effective date for this requirement is as of the first interim or annual reporting period that begins after June 15, 2005. The company has not estimated the impact of adopting this revised standard on the financial statements.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 2004 and December 31, 2003 consist of:

	September 30,	December 31,
	2004	2003
	(In thousands)
Accounts payable	$2,362	$4,886
Accrued circuits and connectivity costs	4,275	7,029
Accrued termination charges	837	908
Accrued professional fees	245	190
Accrued compensation	1,068	495
Other accrued expenses	2,753	2,836

	$11,540	$16,344

2. LIQUIDITY

     Cypress’s cash position decreased during the quarter ended September 30, 2004 primarily due to the amount of cash used to reduce current accounts payable and accrued liabilities during the quarter. Management believes that Cypress can maintain or improve on its cash position, net of borrowings against its senior credit facility, and that the cash balance, net of short term borrowings from its senior credit facility will be adequate to address the operating needs of Cypress in the near term. Cypress cannot, however, give any assurance that it will be able to generate sufficient cash flows from operations or financing activities to cover its future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that Cypress can generate sufficient cash flow from operations or financing activities to support the debt service obligations, including debt raised in connection with its acquisition of certain assets from Intermedia Advanced Building Networks, the shared tenant telecommunications business of WorldCom, Inc. (“ABN/STS”). Moreover, the terms of the indebtedness Cypress incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit its ability to incur additional indebtedness, pay dividends or undertake certain other transactions. Cypress has also pledged certain assets as security under its senior credit facility. Therefore, Cypress must devote a substantial portion of its cash flow to service its indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that Cypress will have sufficient liquidity to implement its business plan. Likewise, there can also be no assurance that Cypress will be able to obtain cash through future financing activities on acceptable terms, or at all, or that Cypress will ever become profitable.

EXTINGUISHMENT OF LIABILITIES

     Extinguishment of liabilities represents the effect of the elimination of certain liabilities during the three and nine months periods ended September 30, 2004 and September 30, 2003 as a result of settlements on liabilities assumed through the acquisition of Cypress Communications in 2003 and after review of the liabilities in 2004.

3. DEBT

     Long term debt at September 30, 2004 and December 31, 2003 consists of the following:

	(In thousands)
	September 30,	December 31,
	2004	2003
Bridge loan, in the amount of $8,000,000, at a rate of 14% interest payable quarterly beginning September 30, 2002, with principal and any unpaid interest due July 16, 2005 (this amount has been reclassified to current potion of long term debt as of September 30, 2004)	0	8,280

Convertible notes including accrued interest and net of discount, with a face value of $10,000,000, at a rate of 7.5%, with interest and principal due July 1, 2009	10,157	9,263

	$10,157	$17,543

     Additionally, in March 2004, Cypress, modified the terms of its senior credit facility to provide for a term loan sub-limit of up to $1 million to finance capital expenditures. At September 30, 2004, there was approximately $850,000 outstanding under this term loan sub-limit. Under the terms of the senior credit facility, the amounts outstanding under this term loan sub-limit are included in current liabilities and included under the caption “Line of Credit”.

     On July 12, 2004, Cypress, modified the senior credit facility to provide for more favorable lending terms which reflect Cypress’s recent financial performance and to extend the term of the facility to July 11, 2005.

     As of September 30, 2004, Cypress was in compliance with the covenants of its various debt facilities.

4. EARNINGS PER SHARE

     Cypress computes earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner, but also includes the dilutive effect of common stock equivalents and other financial instruments that are convertible or exercisable for Cypress’s common stock. For the three months ended September 30, 2004 and 2003, Cypress had 16,229,520 and 16,489,174 shares related to convertible debt, stock options and warrants that were not included in the computation of diluted income (loss) per share because such effects would have been anti dilutive for the respective periods.

5. SUBSEQUENT EVENTS

     During the quarter ended September 30, 2004, Cypress management determined that Cypress had made payments to telecommunication service providers for federal, state and local taxes and surcharges on telecommunications services for which Cypress might be exempt. The quantification of the amounts paid required that Cypress delay the filing of its Form 10-Q for the quarter ended September 30, 2004, and Cypress notified the Securities and Exchange Commission of such delay on November 12, 2004 with the filing of a Form 12b-25.

     Cypress has quantified the amount of taxes it believes were erroneously billed and paid. Cypress is attempting to recover these taxes and surcharges directly from the telecommunications service providers involved. Although management believes that the amount of taxes and surcharges which Cypress is entitled to recover is in the range of $1 million to $2.5 million, there is no assurance that any amounts will be recovered or when any amounts will be recovered, if ever. The recovery of these taxes and surcharges will be recorded in the financial statements when the taxes and surcharges are actually recovered.

     On November 5, 2004, Cypress (the “Company”), TechInvest Holding Company, Inc., an affiliate of Crescent Capital Investments, Inc. (“Parent”), and TechInvest Acquisition, Inc., a wholly-owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Parent will acquire Cypress by the merger of Purchaser with and into Cypress, with the Cypress surviving the merger as a wholly-owned subsidiary of Parent. The total value of the transaction, at the time of the execution of the Merger Agreement, was $39.350 million. The Merger Agreement contains provisions for final merger consideration adjustments, upwards or downwards, based on the achievement of certain conditions pertaining to changes in certain current assets and liabilities between the execution of the Merger Agreement and closing of the transaction.

     On February 3, 2005, in recognition of the potential increase in working capital relating to the telecommunications tax recovery, Cypress and Parent agreed to amend the Merger Agreement (the “Amendment”) to increase the merger consideration by $935,000, making the total value of the transaction $40.285 million. The parties also agreed in the Amendment, among other things, that accounts receivable attributable to the telecommunications tax recovery will be capped in light of the increase in the merger consideration for purposes of calculating the final merger consideration adjustment.

     The Merger Agreement provides that the merger consideration will first be used to repay outstanding indebtedness. The remaining consideration, after transaction expenses, will be distributed to stockholders, with an estimated price per share of $1.71, subject to final merger consideration adjustments (The $1.71 per share cash consideration is estimated by Cypress as of

December 31, 2004 and is subject to adjustment upwards or downwards pursuant to the merger agreement).

     The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including receipt of stockholder and regulatory approvals and other conditions.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “intend,” “continue,” “believe,” or “expect,” or the negatives thereof, variations thereon or similar terminology. These forward-looking statements are found at various places throughout this report. These forward-looking statements generally relate to estimates, plans and objectives related to future operations as well as the markets for our services and products and are based upon management’s estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to assumptions which do not materialize, unforeseen developments, and/or matters beyond our control, including developments relating to the following:

•	the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations, and our need for additional funds required to support capital improvements, development and acquisitions;

•	the consummation, or the failure to consummate, the acquisition of Cypress by TechInvest Holding Company, Inc.;

•	recovery of the taxes and surcharges overpaid to certain telecommunications service providers;

•	economic, competitive, demographic, business and other conditions in our markets and with respect to our product offerings;

•	changes or developments in the laws, regulations or taxes in the telecommunications industry;

•	actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial and other governmental authorities;

•	the occupancy rates in the buildings in which we maintain access agreements and the rate at which customers move out of and tenants move into such buildings;

•	the number of persons that our customers employ;

•	the amounts charged by telecommunication carriers to provide voice and data network elements;

•	changes in business strategy, capital improvements and development plans;

•	changes in personnel or their compensation;

•	an inability to renew or early termination of our contracts;

•	an inability to increase revenues and reduce costs in our existing operations;

•	an inability to engage in future acquisitions;

•	the loss of any license or permit;

•	resolution of any pending or future litigation in a manner adverse to us; and

•	the other factors discussed under “Risk Factors That May Affect Future Results” in our most recent Annual Report on Form 10-KSB or elsewhere in this report.

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

     Cypress reported its first quarterly net income from operations in the quarter ended June 30, 2004. Prior to the second and third quarters of 2004, we have generally incurred significant quarterly and annual operating losses and experienced negative cash flows from operations since inception. Our net income from continuing operations for the three months and nine months ended September 30, 2004 were approximately $.3 million for each period respectively. As of September 30, 2004, we had cash and cash equivalents of approximately $1.8 million.

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

     During the three and nine months ended September 30, 2004, we experienced a minimal net impact of move in – move out activity, which followed several quarters of net decline in this area. The average revenue per customer showed a modest decline during the quarter ended September 30, 2004 over the previous quarter primarily due to seasonal variations in our business. On a year to date basis, the average revenue per customer has been higher than during the fourth quarter of 2003.

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

     Starting in late 2002 and throughout 2003, management expended considerable effort in analyzing our network on a building by building basis to optimize the combination of service and cost. We have been successful in reducing our overall network costs as a percentage of revenues throughout the 2004 calendar year, while continuing to provide an appropriate level of service to our customers.

     During 2003, we substantially completed a process of obtaining certification to be a CLEC in most of the markets where we operate. CLEC certification allows us to enter into agreements with the incumbent local exchange carriers (“ILECs”) to obtain network services at rates generally lower than those we previously paid. Starting in late 2003, we began the process of converting our network to the lower rate platforms with the various ILEC providers. This process continued throughout the first quarter of 2004. During the first quarter of 2004, we began to realize substantial network cost savings through this process, which have continued in the subsequent quarters.

     The process of network analysis and realigning is ongoing. Management believes that there are additional opportunities for reduction in network costs through either reduction in network elements or transfer of elements to lower cost providers.

Liquidity and Capital Resources

     Our primary recent sources of liquidity have been proceeds from the issuance of convertible debentures, lines of credit and bridge loans. The terms of certain of our indebtedness limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. We must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations.

     Beginning in the first quarter of 2002 and continuing throughout 2003, we initiated certain actions intended to improve liquidity and operating results. The results of our actions began to materialize in the first quarter of 2004 and our working capital deficit began to stabilize. We have seen continued improvement in our working capital deficit throughout 2004. Management believes the rate of decrease in our cash position has subsided as a result of the stabilization in our revenues and reduction in overall costs, and that our cash balance, net of short term borrowings from our senior credit facility has stabilized and will begin to increase during the following quarters; however, there is no assurance this will be the case. Our liquidity and capital resources remain a focal point of our management’s attention.

RESULTS OF OPERATIONS

Quarter and nine months ended September 30, 2004 compared to the same periods of 2003.

     The following table sets forth the unaudited consolidated financial and operating data, as well as the percentage of revenues represented by certain items in our Unaudited Consolidated Statements of Operations for the periods indicated:

		For the three months ended
	(in thousands)
	September 30,	% of	September 30,	% of
	2004	Revenue	2003	Revenue
REVENUES	$19,433	100%	$21,046	100%
DIRECT COSTS	9,663	50%	12,140	58%

REVENUES — NET OF DIRECT COSTS	9,770	50%	8,906	42%

OPERATING EXPENSES
Sales and marketing	607	3%	1,248	6%
General and administrative	8,450	43%	9,712	46%
Stock based compensation	9	—	52	—
Extinguishment of liabilities and other credits	(426)	(2%)	(967)	(5)%

TOTAL OPERATING EXPENSES	8,640	44%	10,045	48%

TOTAL OTHER INCOME (EXPENSE) - NET	(827)	(4)%	(691)	(3)%

NET INCOME (LOSS)	$303	2%	$(1,830)	(9)%

	For the nine months ended
	September 30,	% of	September 30,	% of
	2004	Revenue	2003	Revenue
REVENUES	$59,587	100%	$64,818	100%
DIRECT COSTS	28,978	49%	33,791	52%

REVENUES — NET OF DIRECT COSTS	30,609	51%	31,057	48%

OPERATING EXPENSES
Sales and marketing	2,202	4%	4,267	7%
General and administrative	26,294	44%	29,428	45%
Stock based compensation	70	—	385	1%
Extinguishment of liabilities and other credits	(426)	(1)%	(1,995)	(3)%

TOTAL OPERATING EXPENSES	28,140	47%	32,085	50%

TOTAL OTHER INCOME (EXPENSE) - NET	(2,134)	4%	(2,006)	(3)%

NET INCOME (LOSS)	$335	1%	$(3,034)	(5)%

     REVENUES. Revenues declined to approximately $19.4 million for the three months and $59.6 million for the nine months ended September 30, 2004 from approximately $21.0 million for the three months and $64.8 million for the nine months ended September 30,

2003. The decline in revenues is primarily attributable to expected attrition within the customer base which began shortly after the ABN/STS acquisition in July 2002 and continued throughout most of 2003. This attrition was primarily related to expiration of certain customer contracts that were not renewed, and the overall decline in occupancy rates within the buildings where we offer our services. The rate of decline began to abate in late 2003 and has begun to stabilize.

     REVENUES-NET. Revenues-net (after direct costs) were approximately $9.8 million and $8.9 million for the quarters ended September 30, 2004 and 2003, respectively, and $30.6 million and $31.1 million for the nine months ended September 30, 2004 and 2003, respectively. Net revenue margins were approximately 50% versus 42% for the third quarters of 2004 and 2003, respectively, and 51% versus 48% for the nine months ended September 30, 2004 and 2003, respectively. The improvement in net revenue margins is primarily attributable to cost reductions through changes in network performance, lower line access rates, and other measures, which have more than offset the decline in revenues over the comparable periods.

     OPERATING EXPENSES. Operating expenses decreased to approximately $8.6 million for the three months ended September 30, 2004 from approximately $10.0 million for the three months ended September 30, 2003. The nine month operating expenses for 2004 were $28.1 million versus $32.1 million for the same 2003 period. The decrease in operating expenses resulted from various actions taken by management during 2003 aimed at overall cost containment. These included personnel reductions, restructuring of lease agreements and other cost reduction measures. Sales and marketing expenses decreased to approximately $607 thousand from approximately $1.2 million for the three months ended September 30, 2004 and 2003 and $2.2 million from $4.3 million for the nine months ended September 30, 2004 and 2003, respectively, due to reductions in bad debt expense, and a restructuring of the overall sales structure of Cypress. General and administrative expenses decreased to approximately $8.5 million for the three months ended September 30, 2004 from approximately $9.7 million for the three months ended September 30, 2003, and decreased to $26.3 million for the nine months ended September 30, 2004 from $29.4 million for the same year to date period for 2003, reflecting the cost containment measures implemented by Cypress during 2003. The gains on extinguishment of liabilities for the three and nine months ended September 30, 2003 reflect the renegotiated settlement of certain liabilities assumed through the acquisition of Cypress Communications.

     OTHER INCOME (EXPENSE). Other income (expense) was approximately ($827) thousand during the three months ended September 30, 2004, as compared to ($691) thousand for the three months ended September 30, 2003. Other income (expense) was ($2.1) million for the first nine months of 2004 and ($2.0) million for the same period in 2003. Interest expense for the three months ended September 30, 2004 was approximately $874 thousand and $2.3 million for the first nine months of 2004 and consisted primarily of interest and finance charges incurred. Interest expense for the three months ended September 30, 2003 was approximately $724 thousand and $2.0 million for the first nine months of 2003 and consisted primarily of interest and finance charges incurred by Cypress Communications in connection with the acquisition of the ABN/STS assets.

     INCOME TAXES. For the three months ended September 30, 2004 and 2003, no income tax expense or benefit from our net income or operating losses was recognized. We have significant net operating loss carry forward provisions to offset any income tax on net income for the foreseeable future. Income tax benefit from operating losses is not recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

     NET INCOME (LOSS). Our net income for the quarter ended September 30, 2004 was approximately $0.3 million and $0.05 per basic and diluted common share. For the same period of 2003 net loss was approximately $1.8 million and ($0.31) per basic and diluted common share. For the nine months ended September 30, 2004 net income was approximately $0.3 million and $0.06 per basic and diluted common share versus a net loss of $3.0 million and ($0.52) per basic and diluted common share in the same period of 2003. The decrease in net loss resulted from the overall reduction in direct costs and operating expenses in excess of the reduction in revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by our continuing operations was approximately $150 thousand for the nine months ended September 30, 2004 versus cash used in continuing operations of approximately $3.9 million for the nine months ended September 30, 2003. The primary source of cash during the nine months ended September 30, 2004 was the net income provided by operations.

     Cash used by investing activities was approximately $2.6 million for the nine months ended September 30, 2004 as compared with cash used of approximately $4.8 million in the nine months ended September 30, 2003. Cash used in 2004 was primarily related to capital expenditures to support our core business and new product initiatives. Cash used in the same 2003 period includes investment related to the acquisition of certain assets of Eureka Broadband Corporation (“Eureka”) consisting of its Southern California building-centric voice and data services business and for capital expenditures, net of a $500,000 note payable, issued in connection to the Eureka acquisition. The Eureka purchase was completed on March 31, 2003. We commenced the recording of transactions on April 1, 2003.

     Our primary recent sources of liquidity have been proceeds from the issuance of convertible debentures, lines of credit and bridge loans. Cash provided by financing activities was approximately $ 2.4 million for the nine months ended September 30, 2004 as compared to cash provided of approximately $3.6 million for the nine months ended September 30, 2003. Cash provided during 2004 and 2003 consisted primarily of borrowings from our senior credit facility, net of any repayments.

     Our working capital position began to stabilize during the first nine months of 2004 as actions initiated in 2002 and throughout 2003 to reduce our costs began to materialize. We were able to reduce our outstanding obligations and fund our capital expenditures by an amount in excess of our additional borrowings from our credit facility. We cannot, however, give any assurance that we will be able to generate sufficient cash flows from operations or financing activities to cover our future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that we can generate sufficient cash flow from operations or financing activities to support our debt service obligations, including debt raised in connection with our acquisition of certain assets of ABN/STS. Moreover, the terms of the indebtedness we incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that we will have sufficient liquidity to implement our business plan. Likewise, there can also be no assurance that we will be able to obtain cash through future financing activities on acceptable terms, or at all, or that we will ever become profitable.

     As of September 30, 2004, we had cash and cash equivalents of approximately $1.8 million. Our business has some seasonality primarily attributable to usage charges for voice services, which generally decline during holiday periods such as Thanksgiving, Christmas, and New Years; however, the effects of such seasonality have not had, and are not expected to have, a material impact on liquidity. Cash generated from operations, along with the availability under our line of credit, is expected to be sufficient to fund our operations for at least the next twelve months.

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

•	Revenue recognition;

•	Stock-based compensation;

•	Management estimates.

     For a detailed discussion on the application of these accounting policies, see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Cypress’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     On April 9, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 129-1 “Disclosure Requirements Under FASB Statement No. 129, Disclosure of Information About Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS No. 129-1”) to provide guidance for contingently convertible securities, including those instruments with contingent conversion requirements that have not been met and otherwise are not required to be included in the computation of diluted earnings per share. FSP FAS No. 129-1 addresses concerns that disclosures relating to contingently convertible securities are inconsistent between companies or may be inadequate. FSP FAS No. 129-1 notes that to comply with the requirements of SFAS No. 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. We have met the disclosure requirements of FSP FAS 129-1, by reference to Note 8 to our Form 10-KSB for the year ended December 31, 2003.

     On December 16, 2004, the FASB issued Statement 123(revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123® replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The effective date for this requirement is as of the first interim or annual reporting period that begins after June 15, 2005. The company has not estimated the impact of adopting this revised standard on the financial statements.

SUBSEQUENT EVENTS

     During the quarter ended September 30, 2004, Cypress management determined that Cypress had made payments to telecommunication service providers for federal, state and local taxes and surcharges on telecommunications services for which Cypress might be exempt. The quantification of the amounts paid required that Cypress delay the filing of its Form 10-Q for the quarter ended September 30, 2004, and Cypress notified the Securities and Exchange Commission of such delay on November 12, 2004 with the filing of a Form 12b-25.

     Cypress has quantified the amount of taxes it believes were erroneously billed and paid. Cypress is attempting to recover these taxes and surcharges directly from the telecommunications service providers involved. Although management believes that the amount of taxes and surcharges which Cypress is entitled to recover is in the range of $1 million to $2.5 million, there is no assurance that any amounts will be recovered or when any amounts will be recovered, if ever. The recovery of these taxes and surcharges will be recorded in the financial statements when the taxes and surcharges are actually recovered.On November 5, 2004, Cypress (the “Company”), TechInvest Holding Company, Inc., an affiliate of Crescent Capital Investments, Inc. (“Parent”), and TechInvest Acquisition, Inc., a wholly-owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Parent will acquire Cypress by the merger of Purchaser with and into Cypress, with the Cypress surviving the merger as a wholly-owned subsidiary of Parent. The total value of the transaction, at the time of the execution of the Merger Agreement, was $39.350 million. The Merger Agreement contains provisions for final merger consideration adjustments, upwards or downwards, based on the achievement of certain conditions pertaining to changes in certain current assets and liabilities between the execution of the Merger Agreement and closing of the transaction.

     On February 3, 2005, in recognition of the potential increase in working capital relating to the telecommunications tax recovery, Cypress and Parent agreed to amend the Merger Agreement (the “Amendment”) to increase the merger consideration by $935,000, making the total value of the transaction $40.285 million. The parties also agreed in the Amendment, among other things, that accounts receivable attributable to the telecommunications tax recovery will be capped in light of the increase in the merger consideration for purposes of calculating the final merger consideration adjustment.

     The Merger Agreement provides that the merger consideration will first be used to repay outstanding indebtedness. The remaining consideration, after transaction expenses, will be distributed to stockholders, with an estimated price per share of $1.71, subject to final merger consideration adjustments (The $1.71 per share cash consideration is estimated by Cypress as of December 31, 2004 and is subject to adjustment upwards or downwards pursuant to the merger agreement).

     The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including receipt of stockholder and regulatory approvals and other conditions.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate changes, primarily as a result any borrowing under our line of credit facility which has a variable interest rate equal to the prime rate, as announced from time to time by Silicon Valley Bank, plus 2.0%. No action has been taken to cover our interest rate market risk, and we are not a party to any interest rate market risk management activities.

     Our long term debt at September 30, 2004, carries interest rates, which are fixed. Our line of credit pursuant to our senior credit facility with Silicon Valley Bank carries interest rates, which vary with the prime rate. Accordingly, any increases in the prime rate will reduce our earnings. A 1% increase in the prime rate on the $4.4 million outstanding under our line of credit at September 30, 2004 would result in an annual interest expense increase of approximately $44,000.

ITEM 4 CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures - Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Cypress carried out an evaluation, with the participation of Cypress’s management, including Cypress’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Cypress’s disclosure controls and procedures (as defined under Rule 13a-15(e) under

Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Cypress’s Chief Executive Officer and Chief Financial Officer concluded that, except with respect to the change in internal controls discussed below, Cypress’s disclosure controls and procedures are effective in timely alerting them to material information relating to Cypress (including its consolidated subsidiaries) required to be included in Cypress’s periodic filings with the Securities and Exchange Commission.

(b)	Changes in internal controls - Except for Cypress’s implementation of additional procedures designed to strengthen its existing internal controls that were not previously effective in monitoring Cypress’s exempt status for telecommunications taxes and surcharges, as more fully described in Note 5 to Cypress’s unaudited condensed consolidated financial statements, there has been no change in Cypress’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Cypress’s internal control over financial reporting. Management believes, upon consultation with Cypress’s Audit Committee, that the strengthened internal controls are effective in monitoring Cypress’s exempt status for telecommunications taxes and surcharges.

PART II OTHER INFORMATION

ITEM 6 — EXHIBITS

(a) The following exhibits are included herein:

10.1	Unanimous Written Consent In Lieu of a Special Meeting of the Board of Directors of Cypress Communications Holding Co., Inc. modifying the employment agreement of Gregory P. McGraw, Chief Executive Officer and President.

10.2	Key Executive Officer Retention Plan.

10.3	First Amendment to the Key Executive Officer Retention Plan.

31.1	Certificate of Gregory P. McGraw, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2	Certificate of Neal L. Miller, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Gregory P. McGraw, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Neal L. Miller, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS COMMUNICATIONS HOLDING CO., INC.
Dated: February 4, 2005	By:	/s/ Gregory P. McGraw
Gregory P. McGraw
Chief Executive Officer and President

Dated: February 4, 2005	By:	/s/ Neal L. Miller
Neal L. Miller
Executive Vice President, Chief Financial Officer