Form 10-K
period 2004-12-31
CYPRESS COMMUNICATIONS HOLDING CO INC
filed 2005-04-15
CIK 1056064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b)
of the Act :

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g)
of the Act :

COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates as of June 30, 2004 was $2,131,595.59, computed by reference to the closing sale price of the common stock of $0.61 per share on such date. Aggregate market value has been estimated solely for the purposes of this report. For purposes of this calculation, all executive officers, directors and 10% stockholders are classified as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,723,395 shares of common stock as of March 1, 2005.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT

PART I

SPECIAL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

(All dollar amounts are presented in thousands, except per share amounts)

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “plan” or the negatives thereof, variations thereon or similar terminology. These forward-looking statements are found at various places throughout this report. These forward-looking statements generally relate to estimates, plans and objectives related to future operations as well as the markets for our services and products and are based upon management’s estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to assumptions which do not materialize, unforeseen developments, and/or matters beyond our control, including developments relating to the following:

•	the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations, and our need for additional funds required to support capital improvements, development and acquisitions;

•	the consummation, or failure to consummate, the acquisition of Cypress by TechInvest Holding Company, Inc.;

•	recovery of the taxes and surcharges overpaid to certain telecommunications service providers;

•	economic, competitive, demographic, business and other conditions in our markets and with respect to our product offerings;

•	changes or developments in the laws, regulations or taxes in the telecommunications industry;

•	actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial and other governmental authorities;

•	the occupancy rates in the buildings in which we maintain access agreements and the rate at which customers move out of and tenants move into such buildings;

•	the number of persons that our customers employ;

•	the amount charged by telecommunications carriers to provide voice and data network elements;

•	changes in business strategy, capital improvements and development plans;

•	changes in personnel or their compensation;

•	an inability to renew or early termination of our contracts;

•	an inability to increase revenues and reduce costs in our existing operations;

•	an inability to engage in future acquisitions;

•	the loss of any license or permit;

•	resolution of any pending or future litigation in a manner adverse to us; and

•	the other factors discussed under “Risk Factors That May Affect Future Results” in Item 1 and elsewhere in this report.

     You should read this report completely and with the understanding that actual future results may be materially different from what we expect. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the factors discussed in Item 1 and elsewhere in this report. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, in any future statement, report, press release or other communication.

ITEM 1. BUSINESS

INTRODUCTION

     Cypress Communications Holding Co., Inc. (together with its subsidiaries, “Cypress Holding,” “we,” “us,” or “our”) (formerly U.S. RealTel, Inc.) operates in one business segment, namely, the provision of telecommunications services. Since Cypress Holding’s acquisition of Cypress Communications, Inc. (“Cypress Communications”) in February 2002, it has provided a full range of telecommunications services to small to medium sized businesses in commercial office buildings located in select major metropolitan markets in the United States. During 2001 and through the first quarter of 2002, Cypress Holding also operated in the telecommunications business rights segment, all of which operations were conducted in Latin America, namely in Argentina and Brazil. In March 2002, Cypress Holding liquidated its Latin American telecommunications rights operations. See “Description of Business — Discontinuance of Telecommunications Rights Business.”

TELECOMMUNICATIONS SERVICES

Overview

     Cypress Holding, through Cypress Communications, is an on-demand communication solution provider in 25 major metropolitan U.S. markets. Each day, Cypress connects more than 100,000 employees for over 8,000 small and medium-sized businesses in commercial office buildings. As the nation’s largest provider of in-building, managed communication solutions, Cypress supplies fully managed voice, data and Internet communications, including advanced digital and IP phones, unlimited local and long distance calling, business-class and dedicated Internet connectivity, firewalls, security and VPN solutions, audio/web conferencing, business television and IP communication solutions. We deliver these services over fiber optic, digital and broadband networks that we design, construct, own or lease and operate inside large and medium-sized office buildings.

     We target large and medium sized commercial office buildings in central business districts and suburban office markets within select major metropolitan markets in the United States where small and medium-sized businesses are typically located. We believe that our target businesses generally are under-served by incumbent telecommunication service providers. Properties that house many tenants with heavy demand for telecommunications services are the most desirable properties and offer us the opportunity to generate the highest revenue. Our current operations are in the following 25 markets: Atlanta, Birmingham, Boston, Chicago, Dallas, Denver, Hartford, Houston, Indianapolis, Miami, Minneapolis, Nashville, New Orleans, New Jersey, New York, Orlando, Philadelphia, Phoenix, Pittsburgh, Portland, San Francisco, Seattle, Southern California (Los Angeles and Orange County), Tampa and Washington, DC.

     In all of our markets we bundle voice and internet data services to provide “one-stop shopping” communications solutions under the service brand “EZ Office Communications” to building tenants at competitive prices. In 68 buildings, we also provide business class cable television services as part of our comprehensive communications package. Because we currently own or lease and operate our in-building networks, we are typically able to deploy services to a new customer within a few days of receiving an order. In addition, we are often able to provide same day service for existing customers requesting new services or features, such as increased internet bandwidth or additional telephone lines.

     Our current telecommunications services include:

     Data Services. We utilize our in-building fiber optic networks to deliver high-speed Internet access directly to our customers in approximately 20 percent of our in-service buildings. The remaining buildings are served by leased facilities with the incumbent local exchange carriers and other competitive local exchange carriers (“CLEC”). We also utilize in-building CATV (Category 5 Cable) to deliver high-speed Internet access directly to our customers under the service name “SmartNet” in approximately another 20 percent of our in-service buildings. The buildings which utilize fiber optic networks and CATV deliver the high-speed Internet access using a Cisco Systems™ router and switch deployed in the building. The remaining buildings employ high speed Internet access delivered through a Digital Subscriber Line Access Multiplexer (“DSLAM”) deployed in the building over twisted pair copper infrastructure. Our Internet service provides full Internet protocol routing, symmetric upstream and downstream bandwidth, and plug-and-play installation. Our customers do not need to purchase or maintain any specialized hardware to use our Internet service. Moreover, because our service is capable of delivering up to 10/100 Mbps Ethernet connectivity, we are poised to meet our customer’s growing bandwidth needs. The key features of our Internet services are:

•	Dedicated High Speed Connectivity: Our SmartNet service is available with access speeds of 768kbs to 45 Mbps or more and is designed to be always on, providing instantaneous connections and the capability to receive or transmit information continuously.

•	Flexibility: We can usually increase a customer’s bandwidth speed within minutes of receiving a request.

•	Diversity: We incorporate logically and physically diverse Internet circuits in our collocation facilities in each city to protect customer Internet connections from disruption.

•	Reliability: Each of our collocation facilities is supported by backup battery power. Moreover, we monitor all of our equipment, circuits and connections from our network operations centers in Atlanta and Norcross, Georgia. Should an outage occur in our network, we are notified immediately.

     In addition to our standard Internet access service, we offer other enhanced data services, including:

•	E-mail, featuring IPSwitch’s™ mail server version 7.13 and Postfix. Our service permits customers to use any e-mail client, including Microsoft Outlook™, Outlook Express™ and Netscape Mail™; access e-mail remotely using any web browser; set instant reply messages; and forward messages to supported pagers or voice e-mail systems.

•	Web conferencing, marketed under the “SmartConferencing” brand, offers our customers a flexible Web conferencing and virtual collaboration solution. When combined with EZ Office’s audio conferencing, it transforms a phone and PC with an Internet connection into a virtual conference room, an online auditorium or an electronic brainstorming session. Employees can effortlessly meet, collaborate and exchange ideas, documents and information in real time without ever leaving their offices. With SmartConferencing, users benefit from a rich communication and collaboration solution involving voice, data, video, and presence.

•	Web site hosting, featuring Compaq Proliant™ Servers running Microsoft Windows 2000 Advanced™ Servers with IIS and Linux with Apache Servers. Our web site hosting also includes, on the Linux servers, graphs of web site hit statistics, access to a database called MySQL, PHP and PERL support.

•	Domain Name Registration (DNS). DNS can include all or some of the following: registration of a domain, hosting, and the ability to make DNS updates quickly with one phone call.

•	Network Security Solutions. We offer a fully managed, network security solution, SmartShield includes managed firewall, content filtering, spam blocking, Virtual Private Network (VPN) and virus protection options. SmartShield detects, blocks and reports on network security threats. Web content filtering helps to control where and when employees surf. Spam blocking stops unwanted email, before it enters the network. The SmartShield Virtual Private Network effectively secures network communications and encrypts data between offices, telecommuters and traveling employees, and continuous anti-virus protection guards against known viruses, worms, Web attacks and email intrusions.

•	Monitoring Services. We provide 24-hour monitoring of web servers, e-mail servers and customer local area networks. We can monitor customer systems every 5 minutes, 24 hours a day. If we encounter problems, we can notify our customers via e-mail, pager or both.

•	NNTP Internet News Feed. We carry a network news feed that contains over 30,000 news groups.

     Voice Services. Substantially all of our voice services customers rent their telephone devices from us. This ensures a compatible interface with our in-building communications equipment and provides customers with a number of key benefits, including access to an advanced, multi-function digital telephone system; significant reductions in up-front capital costs; and reduced risk of technological obsolescence. Our voice offerings include both traditional telephone services, such as local and long distance services, as well as value-added services, such as integrated voicemail, audio conferencing, webconferencing, calling cards and customizable toll-free number services. Additional enhanced features include call waiting, call forwarding, dial-back and caller identification.

     Bundled Voice and Data Services. Our customers tell us that assessing needs and selecting and managing vendors for voice, data and video communications services is becoming increasingly complex. The historical approach to selling communications services has been “a la carte” packaging from numerous vendors. In the fall of 2003, we introduced our EZ Office Communications suite which provides complete solutions for a simplified seat price. This bundling approach has been popular with both new and existing customers and has the potential to substantially optimize the customer buying process. We have also seen a significant trend toward flat rate or unlimited long distance packaging. We began packaging EZ Office Flat Rate solutions in the fall of 2003 and expect a majority of future customers to purchase these types of solutions.

     Voice over Internet Protocol (VoIP) Services. In late 2003, we began offering our bundled VoIP service offering both inside and outside our 1,300 on-net office buildings. EZ Office IP Communications is a fully managed voice, data and Internet solution that combines the durability of traditional telecom with the advanced functionality of a Web-enabled user interface and innovative user features, such as:

•	Unified Messaging that delivers and manages voicemail using Microsoft Outlook.

•	Remote office capability that allows a home phone, cell phone or hotel phone to be used as a business phone.

•	Simplified dialing and common functionality across multiple locations.

•	Softphone for point-and-click dialing at the desktop.

•	Attendant Soft Console for advanced, centralized call handling.

•	Call center queuing, basic IVR, reports and agent interface.

•	Virtual numbers for a local number presence anywhere in the United States.

•	Customizable Music-On-Hold.

•	Audio and Web conferencing for real-time collaboration.

     We launched the EZ Office IP Communications service offerings in mid-2004 to all of our 25 markets, which enables our VoIP solutions over our high speed Internet service. The specific application for delivering voice communications features to end-users is known as IP Centrex. IP Centrex can enable significant new functionality for our customers and is expected to be the next wave of communications solutions for business customers. IP Centrex can also be provided over “managed local loops” which allows us to provide services to customers in off-net buildings. The benefits of IP Centrex for us include opportunities to:

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

     Video and Other Services. In 68 buildings, we offer our customers a comprehensive package of business class television services consisting of news, business, sports and network programming. We deliver these services directly to our customers over our in-building networks using a combination of direct broadcast satellite programming and off-air local channels. Our customers can elect to receive more or less programming depending on their needs.

     We continue to investigate, test and add, where appropriate, complementary communications products and services to enhance our “one-stop shopping” strategy.

Employees

     As of March 1, 2005 we employed 331 active, full-time employees, all in the United States. All of these employees are employed by Cypress Holding’s wholly-owned subsidiary, Cypress Communications. We believe our employee relationships are good.

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

     We face competition in providing telecommunications services from:

•	In-Building Communications Providers. Because our license agreements are generally non-exclusive, substantially all of the landlords of the buildings in which we provide services are free to grant access, sales and marketing rights to one or more of our competitors. It is not yet clear whether it will be profitable for two or more companies to operate in-building networks within the same property. We are the only in-building provider in most of the buildings in which we operate, however, there is no assurance that this will continue to be the case in the future.

•	Local Telephone Companies. Incumbent local telephone companies (“ILECs”) have several competitive strengths, including established brand names and reputations, and sufficient capital resources to rapidly deploy or expand communications equipment and networks. Although these companies had been limited until recently to offering local services, they now are authorized to provide long distance service in all states, enabling them to offer “one-stop shopping” for communications services in competition with us. Recently, SBC Communications has entered into an agreement to acquire AT&T Communications; and Verizon Communications has entered into an agreement to acquire MCI Communications. If these mergers are consummated, other ILECs are likely to acquire nationwide and worldwide network assets, and these companies will evolve from “local” telephone companies into integrated, global telecommunications enterprises, which will magnify the competitive strengths they already enjoy. Many CLECs market retail services and selectively construct in-building facilities within our licensed buildings. ILEC dominance, and the more limited competition presented by CLECs, diminishes our opportunity to provide competitive local exchange services and may necessitate reductions in, or shrink potential margins from, our voice operations generally.

•	Long Distance Companies. Many of the leading long distance companies, such as AT&T, MCI and Sprint, have the capacity to build their own in-building voice and data networks. Other national long distance carriers, such as Level 3, Qwest and Williams Communications, are building and managing high speed, fiber-based, national voice and data networks, and such companies may extend their networks by installing in-building facilities and equipment. As noted above, the traditional boundaries between local and long-distance providers are increasingly blurred, resulting in greater competition in all forms of voice communications services.

•	Internet Service Providers. Internet service providers, such as Earthlink, Prodigy, Sprint and the UUNet subsidiary of MCI, provide traditional and high-speed internet access to residential and business customers, generally using existing communications infrastructure.

•	Digital Subscriber Line Companies. Digital subscriber line companies and/or their internet service provider customers, such as Covad, AT&T and various RBOC affiliates, provide high capacity internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow.

•	Cable-based Service Providers. Cable-based service providers use cable television distribution systems to provide high capacity Internet access and video services.

•	VoIP/ IP Centrex Providers. National Retail IP Centrex providers such as ICG and MCI Advantage have competitive offerings today and may become more aggressive in the marketplace. Wholesale providers such as Level 3 and GoBeam are expected to partner with numerous national retail channels which could include RBOCs and long distance companies. IP-PBX providers such as Cisco, Avaya, Nortel, Shoreline, Siemens and others are competing for PBX upgrades and multi-site networks which would compete for, or replace, our offerings. Network-only providers such as Cbeyond are using low cost VoIP networks to package bundles of local/ long distance and Internet services in competition to our offerings. Stand alone VoIP application providers like Vonage also market their services to small business customers in competition with us, and larger companies such as AT&T and Verizon have started to enter this market as well. IP Phone providers likely will grow and could offer both phone and service solutions in competition to our offerings. It is expected that most telecommunications service providers will deploy VoIP services of some kind either directly or through partnerships. There are still many issues with integration, standardization, OSS systems, operational support and other areas that make building your own network very complex. We expect numerous acquisitions to reshape the industry players. For example, GoBeam recently announced merger with Covad. The VoIP market is in the early stages and is rapidly evolving.

Sales and Marketing

     We market our on-net telecommunications services directly to the tenants in our licensed buildings. Our typical license agreement enables us to display and disseminate our marketing materials in the leasing office and other locations within a building. Many of our license agreements also require building owners, along with management and leasing representatives to advise tenants of the availability of our services and notify us as new tenants enter the building. In addition to these rights, we use landlord, property manager and tenant testimonials and references as marketing tools. We currently provide data and/or voice communications services to many of the landlords and property managers within our licensed buildings, due in part to the requirement under some of our license agreements that we provide free basic Internet access to such parties.

     Our VoIP based EZ Office Communications Suite allows us to utilize leased, high speed data facilities to connect to any commercial customers’ premises in our 25 major metropolitan markets. This bundled EZ Office IP Communications offering effectively expands our addressable market for deploying bundles services outside of our traditional 1,000 on-net buildings.

     Our sales approach is highly consultative. In our initial sales meetings, we work closely with prospective customers to assess their particular communications needs. We then present potential customers with customized proposals which we believe are often less expensive, more comprehensive and easier to administer than their current communications solutions.

Real Estate Selection and Marketing

     Overall, as of December 31, 2004, we had license agreements giving us the right to operate our networks in more than 1,500 buildings, representing more than 500 million rentable square feet of office space in the United States and we were actually operating in approximately 1,000 of those buildings, representing more than 300 million rentable square feet of office space. Under the terms of our license agreements, we pay property owners a fixed rental fee and/or a percentage of the revenue we receive from providing communications services to the tenants in a building.

Suppliers

     We connect our in-building networks to local, long distance and Internet service providers in order to serve our customers. In most of our markets, we connect our networks to, and lease facilities from, CLECs, collocation service providers and local telephone companies.

     We purchase long-distance transmission capacity from several long-distance carriers, such as MCI, XO Communications and AT&T. Under some of these agreements, we are required to undertake material minimum revenue and/or volume commitments. For a description of our aggregate commitments see Note 9(c) to the Notes to our Consolidated Financial Statements.

     To provide Internet services to our customers, we purchase intraLATA data transmission connectivity between our licensed buildings and local points of presence from CLECs, including MCI, XO Communications, Time Warner Telecom and local exchange carriers. We obtain our local points of presence from collocation service providers, such as C3 Communications, IX2, Semaphore and Switch & Data. We use broadband service providers, such as MCI, XO Communications, Level 3 and Sprint, to procure connectivity between our collocation facilities and the Internet backbone.

     Our in-building networks contain equipment such as data switches and routers, voice switches and other communications and video equipment that we purchase from Nortel Networks, Cisco Systems, Viadux and other manufacturers. As of March 1, 2005, we do not have minimum purchase commitments with any of our equipment manufacturers. There are alternative vendors available to us for all the types of equipment that we purchase.

Regulation

     Overview. Our telecommunications services are subject to regulation at the federal, state and local levels. The regulations that apply to our operations are susceptible to change as a result of ongoing administrative proceedings, litigation and new legislation. For example, the FCC has had a pending proceeding for several years that could result in new rules affecting our competitive position in multiple tenant environments (“MTEs”), such as limiting the preferences that landlords may allow to an in-building provider. In addition, our costs are affected by regulations governing the dominant local telephone companies, on which we rely for transmission facilities and network access in many cases. The outcome of these various proceedings, as well as any other regulatory initiatives, cannot be predicted. Future regulatory changes may have a material adverse affect on our business and operations.

     Local Voice Telephone Service. Cypress Communications Operating Company, LLC (formerly Cypress Communications Operating Company, Inc., “Cypress Operating Company”), a wholly owned subsidiary of Cypress Communications, is authorized to provide local exchange service as a CLEC in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Minnesota, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Texas, Utah, Washington and Washington, D.C. Another subsidiary of Cypress Communications, Cypress Communications Holding Company of Virginia, LLC (formerly Cypress Communications Holding Company of Virginia, Inc., “Cypress Virginia”), is authorized to provide local exchange service in Virginia. As a CLEC, Cypress (including both Cypress Operating Company and Cypress Virginia) is authorized to resell other carriers’ local voice services. If Cypress obtains such services from ILECs, the tariff rates under which it obtains services may be subject to change as the result of regulatory proceedings over which Cypress does not have control. Depending on state regulations, Cypress may also construct its own facilities or purchase network elements from ILECs in order to provide telecommunications services. To provide local voice services as a CLEC, Cypress obtains interconnection services from an ILEC under the ILEC’s existing tariff or by separate interconnection agreement. Cypress has entered into interconnection agreements with the dominant ILECs in each of the markets in which it operates.

     Regulations promulgated by the FCC under the Telecommunications Act of 1996 Act (the “1996 Act”) require ILECs to provide interconnection, including access to unbundled network elements and retail services, at wholesale rates to CLEC competitors. Cypress has exercised its rights under the 1996 Act to obtain access to unbundled elements of the ILECs’ networks in several of its markets. By doing this, as well as by migrating circuits to other CLECs, we have been able to reduce our network operating costs. These cost savings, however, depend on the regulatory duties of ILECs to provide us with unbundled elements at regulated rates. Because the regulatory duties of ILECs are subject to change, we cannot assure you that we can continue to benefit from cost savings in the future.

     The FCC has revised its interconnection regulations several times since 1996 and many of the FCC’s decisions have been subject to court appeals. During 2004 and early 2005, the FCC released significant changes to its rules governing access to unbundled network elements, and proposed additional changes (which have not yet been adopted) to its rules governing the prices for these elements. The FCC rules are currently the subject of appeals before the U.S. Court of Appeals in several circuits. The uncertainty from this and other pending judicial and regulatory proceedings makes it difficult to predict whether we will be able to rely on existing interconnection rights and obligations or have the ability to negotiate acceptable interconnection agreements in the future.

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

     Long Distance Voice Services. Under current regulations, we are not required to file tariffs with the FCC in order to provide domestic interstate and international long distance services; but we are required to adhere to certain basic rules and regulations regarding such services that are promulgated by the FCC, including the payment of certain regulatory fees. Cypress Operating Company is authorized by the FCC to provide international switched resale services. In some states, we must obtain authorization to provide intrastate long distance voice services. Cypress Operating Company is currently authorized to provide intrastate long distance services in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington, Washington, D.C. and Wisconsin. Cypress Virginia is authorized to provide intrastate long distance services in Virginia.

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

     We do not own or operate any direct broadcast satellites (“DBS”) or hold any similar types of licenses. Rather, we resell the programming services of DBS providers, such as DirecTV, Inc. Thus, our video services are regulated to a far lesser extent than the video services of traditional DBS operators.

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

     911 and Enhanced 911. The FCC requires telecommunications carriers to establish 911 service, i.e., three digit dialing access to public safety call centers for emergency services. Enhanced 911, or E911, service permits the public safety call center to identify a caller’s telephone number and calling location for the dispatch of emergency personnel. 911 and E911 services are regulated at the federal, state and local level. Some states have enacted, or are likely to enact, legislation that will impose a penalty or surcharge on service providers whose telecommunications equipment does not meet or exceed the E911 requirements for the applicable jurisdiction. We currently offer, or are preparing to offer, 911 or E911 services in locations where the service is technically feasible; however, our ability to provide emergency service may be impeded by failed systems, systems that were not properly configured, systems that were not updated to reflect changes in technology or public networks, and certain other technical problems. We may incur penalties, surcharges, damages or other liabilities where, and to the extent that, we cannot provide 911 or E911 service.

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

HISTORY

     Cypress Holding was organized in January 1997 under the name “AGILE, LLC.” Cypress Holding was incorporated in the State of Illinois under the name “U.S. RealTel, Inc.” in August 1997. In November 1997, U.S. RealTel merged with and into Admiral Two Capital Corporation and the surviving company’s name was changed to “U.S. RealTel, Inc.” On May 8, 2000, U.S. RealTel reincorporated in the State of Delaware. U.S. RealTel, Inc. established operations in Buenos Aires, Argentina in December 1998 and in Sao Paolo, Brazil in February 2000. U.S. RealTel, Inc. conducted its Latin American operations in Argentina through RealTel de Argentina, S.A., a majority owned Argentine corporation, and in Brazil through RealTel do Brasil, S.A., a majority owned Brazilian corporation. Both Latin American operations have been liquidated. On June 16, 2004, U.S. RealTel, Inc. amended its certificate of incorporation to change its name to Cypress Communications Holding Co., Inc.

     In March 2002, Cypress Holding acquired Cypress Communications, a U.S. based operation that provides a full range of telecommunications services to businesses in commercial office buildings located in select major metropolitan markets within the United States. The acquisition of Cypress Communications allowed Cypress Holding to concentrate its resources and expertise on providing premium communications services to over 2,500 small and medium sized business customers in seven major metropolitan U.S. markets: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles and Seattle.

     In July 2002, through Cypress Communications, Cypress Holding completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc. (“ABN/STS”). The acquired assets included all customer contracts, in-building networks and the associated building access rights, as well as the necessary employees to support such assets. The acquisition of ABN/STS allowed Cypress Communications to extend its telecommunications services operations to over 5,700 small and medium sized business customers in 25 major metropolitan U.S. markets.

     In March 2003, Cypress Holding, through Cypress Communications, acquired the Southern California building-centric voice and data services business of Eureka Broadband Corporation (“Eureka”). These assets included customer contracts, as well as Eureka’s in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed Cypress Holding to expand its telecommunications services operations to include over 750 small and medium sized business customers in the California market.

     In July 2003, Cypress Holding, through Cypress Communications, negotiated the surrender of certain assets from E-Building Solutions, Inc. (“E-Building”) in California, a building-centric data services business, to mitigate the loss resulting from E-Building’s default on a $450 note receivable due to Cypress Communications. These assets included customer contracts, as well as E-Building’s in-building networks and associated building access rights.

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

     In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-K, our annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise. See “Special Cautionary Statement Regarding Forward-Looking Statements.”

The pending acquisition of the Company might not be consummated.

     As mentioned elsewhere in this report, the Company has entered into, and the stockholders have approved, an Agreement and Plan of Merger pursuant to which the Company will merge with and into a wholly-owned subsidiary of TechInvest Holding Company, Inc., an affiliate of Arcapita, Inc., and become a wholly-owned subsidiary of TechInvest Holding Company, Inc. The consummation of the merger is subject to customary closing conditions and certain regulatory approvals, all of which have not yet been completed. The failure to consummate the merger could have a material adverse impact on our business.

We may not be able to recover any of the telecommunications taxes and surcharges that were overpaid.

     In September 2004, management determined that the Company made payments to telecommunications service providers for federal, state and local taxes and surcharges on telecommunications services for which it might be exempt. The Company is attempting to recover these taxes and surcharges directly from the telecommunications service providers involved. Although management believes that the amount of taxes and surcharges which the Company is entitled to recover is in the range of $1,000 to $2,500, there is no assurance that any of the amounts will be recovered or when the amounts will be recovered, if ever.

Our short operating history makes it difficult to predict future operating results.

     Our business was founded in January 1997. We have only operated in the telecommunications services business since February 2002. As such, we have a short operating history and limited historical financial and operating data with respect to our business. We have incurred significant cumulative operating losses and negative cash flows from operations since inception.

We may incur operating losses in the foreseeable future.

     Although we have recently achieved profitability in our operations, there is no guarantee that we can sustain this level of profitability. Since we entered into the telecommunications services business, we have only recently reported our first operating profits from continuing operations. As a result, we will need to continue to generate significant revenue to maintain profitability, which may not occur.

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

     To be successful, we must develope, market and implement the various components of our business strategy at widely accepted prices that exceed our operating expenses. Even if we execute our business model as we plan, we cannot be certain that we will ever achieve favorable operating results, profitability or generate revenues sufficient to cover our capital and operating costs.

We have substantial debt.

     We have incurred substantial debt to date for purposes of funding our acquisitions and operations. We may use a substantial portion of our cash flow to pay principal and interest on our debt, thereby reducing the funds available for working capital, capital expenditures and other general corporate purposes, including executing our business strategy. In addition, a substantial portion of this debt will become due in the next 12 months. We may not be able to generate adequate cash flows from operations to repay this debt, or we may not be able to refinance this debt with a long term debt facility. Our inability to repay or refinance this debt could have a material negative impact on our operations.

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

     Our business depends upon our ability to continue to operate our in-building networks. The failure of building owners or managers to grant or renew access rights on acceptable terms, or any deterioration in our existing relationships with building owners or managers, could harm our marketing efforts and could substantially reduce our potential customer base. Current federal and state regulations do not require building owners to make space available to us, or to do so on terms that are reasonable or nondiscriminatory. Building owners or managers may decide not to permit us to install our networks in their buildings or may elect not to renew our license agreements. Non-renewal of these agreements would reduce our revenues and we might not recover our infrastructure costs.

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

We have significant fixed costs.

     As of December 31, 2004, we have committed to pay approximately $10,449 for services from other communications carriers through 2007. We will have to pay those carriers even if we do not use their services. We operate in a market that requires high fixed costs to build out our in-building networks and we therefore must have high utilization of our products and services with each building in which we operate in order to be successful. We expect that the communications needs will be in excess of the purchase requirements for the years ending December 31, 2005, 2006 and 2007.

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

     We may consider acquisitions of, or investments in, complementary businesses, technologies, services or products from time to time. Acquisitions and investments involve numerous risks, including:

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

The exercise of outstanding securities my have a dilutive effect.

     We have outstanding warrants and options with exercise prices ranging from $0.01 per share to $10.00 per share. The exercise of these securities could have a dilutive effect with respect to holders of our common stock. As of March 1, 2005, the total number of shares issuable by us under outstanding warrants and options was approximately 15,103.

ITEM 2. PROPERTIES

		GENERAL	SQUARE		LEASE
LOCATION	CITY	CHARACTER	FEET	ANNUAL RENT	EXPIRATION

Piedmont Center	Atlanta, GA	Principal Executive	35,245	$1,142	2005-2007
		Office, Cypress
		Headquarters

33 N. LaSalle	Chicago, IL	General Office	14,283	$438	April 30, 2006

160 Federal Street	Boston, MA	General Office	7,292	$332	June 30, 2005

1555 Oakbrook	Norcross, GA	General Office /	36,503	$361	January 1,2007
		Warehouse

1525 Wilson Blvd.	Arlington, VA	General Office	10,175	$347	July 31, 2007

1900 Avenue of the Stars	Los Angeles, CA	General Office	7,065	$284	July 31, 2007

1650 Market Street	Philadelphia, PE	General Office	5,898	$150	December 31, 2009

4851 LBJ Freeway	Dallas, TX	General Office	7,742	$219	September 30, 2005

222 W Colinas Boulevard	Dallas, TX	General Office	7,928	$219	December 31, 2007

1600 Broadway	Denver, CO	General Office	8,974	$199	July 31, 2007

One Riverway	Houston, TX	General Office	5,188	$127	August 20, 2005

     Cypress Holding has subleased all or part of the above offices with the exception of: 160 Federal Street, 1555 Oakbrook, 1650 Market Street, 222 W. Los Colinas and One Riverway, which Cypress Holding leases directly from the landlord.

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

     With respect to our ABN/STS acquisition, on or about January 23, 2003, we filed proofs of claim in the bankruptcy cases of WorldCom, Inc. and certain of its debtor affiliates as a result of such parties’ defaults under that certain Asset Purchase Agreement dated May 31, 2002 by and among Intermedia Communications, Inc., Shared Technologies Fairchild, Inc., Shared Technologies Fairfield Telecom, Inc., MCI Worldcom Communications, Inc., Worldcom, Inc., MCI-WORLDCOM Network Services, Inc. and Cypress Communications, that certain Omnibus Post-Closing Agreement dated July 16, 2002, by and among Intermedia Communications, Shared Technologies Fairchild, Shared Technologies Fairfield Telecom, MCI Worldcom Communications, Worldcom, Inc., MCI-WORLDCOM Network Services and

Cypress Communications and certain other related ancillary documents. We filed amendments to these proofs of claim on January 29, 2004 to increase our claim to approximately $13,900 , which amended proofs of claim to include damages caused to us as a result of certain fraudulent accounting practices of the debtors (not, so far as we are aware, specific to Cypress Communications) and failure to perform required actions and other breaches of the Transaction Documents by the Debtors.

     On or about October 18, 2004, the Debtors objected to the Company’s proofs of claim and a hearing has been set for April 22, 2005. The Company expects that WorldCom will bring counterclaims alleging breaches by Cypress of the agreements and related ancillary documents. The Company expects such counterclaims may seek damages of approximately $2,300, of which the Company has approximately $1,500 currently recorded in accrued expenses. The Company cannot express an opinion as to whether a favorable or unfavorable outcome is either probable or remote or to estimate the range of any possible loss or gain that may result from the settlement of these claims. An unfavorable outcome could, under certain circumstances, result in a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 2004 to a vote of the security holders.

PART II

(All dollar and share amounts are presented in thousands, except per share amounts)

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is quoted on the Nasdaq OTC Bulletin Board (“OTCBB”) under the symbol “CYHI.” The following table sets forth, for the periods indicated, the high and low bid quotations for the common stock, as reflected on the OTCBB. The following quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW
2004
Fourth Quarter	$1.52	$0.70
Third Quarter	1.35	0.60
Second Quarter	0.90	0.51
First Quarter	1.10	0.72

2003
Fourth Quarter	$1.01	$0.53
Third Quarter	1.40	0.70
Second Quarter	2.00	1.01
First Quarter	3.00	1.50

     As of March 1, 2005, there were 109 holders of record of our common stock. We believe that there are in excess of 300 beneficial owners of our common stock.

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

     The following table describes the equity securities issuable as of December 31, 2004 pursuant to our equity compensation plans. For a description of our equity compensation plans see Note 10 to our consolidated financial statements.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
	Number of		securities remaining
	securities to		available for future
	be issued		issuance under
	upon		equity compensation
	exercise of	Weighted-average	plans
	outstanding	exercise price of	(excluding
	options,	outstanding	securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	3,462	1.60	1,539

Equity compensation plans not approved by security holders	12,361	1.22	—

Total	15,822	1.30	1,539

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 is derived from our audited consolidated financial statements. In late 2001, we discontinued the business of our predecessor company, U.S. RealTel, Inc. In March 2002, we liquidated the Latin America operations of U.S. RealTel, Inc. In February 2002, we completed the acquisition of Cypress Communications, and the results of our operations from that time are reflective of that business that was acquired, along with subsequent acquisitions in the same line of business. Certain expense items presented for 2000 and 2001 have been reclassified to comply with the current presentation format.

(All dollar amounts are presented in thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenues	$78,982	$84,626	$51,717	$282	$1,720
Direct Costs	37,927	44,447	28,704	165	1,454

Revenues – Net of Direct Costs	41,055	40,179	23,013	117	266
Operating Expenses
Sales and marketing	2,869	5,342	3,977	—	—
General and administrative	35,561	37,694	25,789	3,699	8,221
Extinguishment of liabilities and other credits	(545)	(1,995)	—	—	—
Stock based compensation	78	438	—	—	—
Impairment of assets	—	—	—	750	—
Professional and investment banking fees	—	—	—	1,948	1,121

Total Operating Expenses	37,963	41,479	29,766	6,397	9,342
Other income (expense), net *	(2,669)	(2,863)	(4,791)	(1,956)	13,796
Income (loss) From Continuing Operations	423	(4,163)	(11,544)	(8,236)	4,720
Gain (loss) From Discontinued Operations	—	—	2,032	—	—
Income (loss) before income taxes, extraordinary item and cumulative effect of changes in accounting principles	423	(4,163)	(9,512)	(8,236)	4,720
Income taxes	—	—	—	—	200

Income (loss) before extraordinary item and cumulative effect of changes in accounting principles	423	(4,163)	(9,512)	(8,236)	4,520
Extraordinary Item – gain on acquisition	—	—	7,783	—	—
Extraordinary Item – loss on extinguishment of debt	—	—	—	—	455
Cumulative Effect of Changes in Accounting Principles	—	—	—	—	1,396
Net Income (Loss)	$423	$(4,163)	$(1,729)	$(8,236)	$2,669

Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$0.07	$(0.71)	$(1.95)	$(1.32)	$0.70
Gain (loss) from discontinued operations	—	—	0.34	—	—
Extraordinary item	—	—	1.32	—	(0.07)
Cumulative effect of changes in accounting principles	—	—	—	—	(0.22)
Net Income (Loss) Per Common Share – Basic and diluted	$0.07	$(0.71)	$(0.29)	$(1.32)	$0.41
Weighted Average Common Shares Outstanding	5,874	5,874	5,894	6,246	6,462

December 31,
(In thousands)

	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$215	$1,900	$8,258	$2,061	$9,425
Working Capital (Deficit)	$(14,213)	$(9,347)	$(5,498)	$1,672	$8,720
Total Assets	$31,939	$35,595	$41,463	$2,382	$10,008
Total long-term lease obligations and debt	$10,463	$17,543	$16,173	$—	$—
Shareholders’ equity (deficit)	$(1,926)	$(2,433)	$1,292	$1,680	$7,097

* Other income (expense), net consists primarily of interest expense, interest income and gain or loss from disposition of assets in the ordinary course of our business for the years ended December 31, 2004, 2003 and 2002. In addition to the above, other income (expense), net includes an exchange loss of $2,145 and net gain on the sale of our North American operations of $15,533 for the years ended December 31, 2001 and 2000 respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar and share amounts are presented in thousands, except per share amounts)

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth under “Risk Factors That May Affect Future Results” below and elsewhere in this report. The following discussion also should be read in conjunction with the information set forth in our consolidated financial statements and notes thereto included in “Item 8. Financial Statements” of this Annual Report on Form 10-K.

     Beginning in February 2002 with Cypress Holding’s acquisition of Cypress Communications, we have provided a full range of reliable, feature rich, integrated telecommunications services to businesses located in select major metropolitan markets within the United States. We are the preferred communications provider in over 1,000 Class A commercial office buildings in such select markets. Our telecommunications services include high speed Internet access and data services, local and long-distance voice services, digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. We deliver these services over fiber optic, digital and broadband networks that we design, construct, own or lease and operate inside large and medium-sized office buildings. Additionally, during the three month period ended March 31, 2002, we provided, or sought to provide, site access and usage rights to telecommunications companies in Latin America through our 71%-owned Argentinean subsidiary and our 89%-owned Brazilian subsidiary. In March 2002, we liquidated our Latin American telecommunications rights operations.

     The year ended December 31, 2004 was the first year in which we reported net income from continuing operations exclusive of one time gains. Otherwise, except for a net gain of approximately $15,500 on the sale of our old North American telecommunications rights operations in December 2000 and an extraordinary gain of approximately $7,900 on the acquisition of Cypress Communications, under purchase accounting, we have incurred significant operating losses and experienced negative cash flows from operations since inception. Net income for the fiscal year ended December 31, 2004 was $423, compared with a net loss for the fiscal year ended December 31, 2003 of $4,163 and a net loss of $1,729 for the fiscal year ended December 31, 2002. As of December 31, 2004, we had cash and cash equivalents of $215.

     The Consolidated Statements of Operations for the fiscal year ended December 31, 2002 include operations of Cypress Communications from February 1, 2002, the date of its acquisition for accounting purposes.

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

     During 2002, 2003 and 2004, we determined that, within our retained customer base, there was an overall reduction in the number of contracted users of our services in excess of new customers added, resulting in a reduction in the average revenue per customer for our services. The rate of decline within the customer base appears to have decreased starting in the second half of 2004 with the overall improvements in the general economy.

     Based on discussions with building owners in the markets we service and overall industry reports, we expect an improvement in the occupancy rates for the types of buildings that we serve in 2005. Improvement in occupancy rates in these buildings increases the number of potential sales opportunities for our services. Management believes that recent stabilization in the general employment picture in the United States will result in a stabilization or improvement in the average revenue per customer over what we are now experiencing. Additionally, the addition during 2004 of our EZ Office IP Communications service offering allows us to expand our reach to customers outside of our serviced buildings. We expect that offering to begin generating significant new customer activity starting in 2005.

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

     Starting in late 2002 and throughout 2003 and 2004, management expended considerable effort in analyzing our network on a building by building basis to optimize the combination of service and cost. We were successful in reducing our overall network costs as a percentage of revenues from year to year, while continuing to provide an appropriate level of service to our customers.

     During 2003, we substantially completed a process of obtaining certification to be a CLEC in most of the markets where we operate. CLEC certification allows us to enter into agreements with the incumbent local exchange carriers (“ILECs”) to obtain network services at rates generally lower than those we previously paid. Starting in late 2003, we began the process of converting our network to the lower rate platforms with the various ILEC providers. This process was completed in early 2004 and was a significant contributor to the overall reduction in the cost of network elements during the year.

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

     Beginning in the first quarter of 2002 and continuing throughout 2003 and 2004, we initiated certain actions intended to improve liquidity and operating results. As a result, we began to realize improvement to our overall liquidity. As a result, our management believes that our cash position, net of short term borrowings, should improve during the following quarters, however, there is no assurance this will be the case.

     As noted in the accompanying financial statements, we have Bridge Loan debt and fees totaling $8,480 which will come due in July 2005. At present, we have not initiated a process to refinance this debt, pending the proposed acquisition of the Company as discussed below. If the acquisition is not consummated prior to July 2005, we would be required to either renegotiate the terms of the Bridge Loan with the current debt holders, or seek replacement financing. Our inability to renegotiate the terms of the bridge loan, or find replacement financing would have a serious negative financial impact on the Company’s liquidity and ability to finance its operations. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

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

     In March 2003, Cypress Holding, through Cypress Communications, acquired the Southern California building-centric voice and data services business of Eureka Broadband Corporation (“Eureka”). These assets included customer contracts, as well as Eureka’s in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed Cypress Holding to expand its telecommunications services operations to include over 750 small and medium sized business customers in the California market.

     In July 2003, Cypress Holding, through Cypress Communications, negotiated the surrender of certain assets from E-Building Solutions, Inc. (“E-Building”) in California, a building-centric data services business, to mitigate the loss resulting from E-Building’s default on a $450 note receivable due to Cypress Communications. These assets included customer contracts, as well as E-Building’s in-building networks and associated building access rights.

Recent Developments

     During the quarter ended September 30, 2004, management determined that we had made payments to telecommunication service providers for federal, state and local taxes and surcharges on telecommunications services for which we might be exempt. We have quantified the amount of taxes we believe were erroneously billed and paid, and are attempting to recover these taxes and surcharges directly from the telecommunications service providers involved. Although management believes that the amount of taxes and surcharges which we are entitled to recover is in the range of $1,000 to $2,500, there is no assurance that any amounts will be recovered or when any amounts will be recovered, if ever. The recovery of these taxes and surcharges will be recorded in the financial statements when the taxes and surcharges are actually recovered.

     On November 5, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TechInvest Holding Company, Inc., an affiliate of Arcapita, Inc. (“Parent”), and TechInvest Acquisition, Inc., a wholly-owned subsidiary of Parent (“Purchaser”), pursuant to which Parent will acquire our company by the merger of Purchaser with and into us, with our company surviving the merger as a wholly-owned subsidiary of Parent. The total value of the transaction, at the time of the execution of the Merger Agreement, was $39,350. The Merger Agreement contains provisions for final merger consideration adjustments, upwards or downwards, based on the achievement of certain conditions pertaining to changes in certain current assets and liabilities between the execution of the Merger Agreement and closing of the transaction.

     On February 3, 2005, in recognition of the potential increase in working capital relating to the telecommunications tax recovery, we agreed with Parent to amend the Merger Agreement (the “Amendment”) to increase the merger consideration by $935, making the total value of the transaction $40,285. The parties also agreed in the Amendment, among other things, that accounts receivable attributable to the telecommunications tax recovery will be capped in light of the increase in the merger consideration for purposes of calculating the final merger consideration adjustment.

     The Merger Agreement provides that the merger consideration will first be used to repay outstanding indebtedness. The remaining consideration, after transaction expenses, will be distributed to stockholders, with an estimated price per share of $1.71, subject to final merger consideration adjustments (The $1.71 per share cash consideration is estimated by us as of December 31, 2004 and is subject to adjustment upwards or downwards pursuant to the Merger Agreement).

     The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including receipt of stockholder and regulatory approvals and other conditions.

     We incurred $597 in expenses during 2004 related to the solicitation, negotiation and completion of the sale transaction, which are recorded in general and administrative expense in the consolidated statement of operations.

Results of Operations

CYPRESS COMMUNICATIONS HOLDING CO., INC. YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     The following table sets forth consolidated financial and operating data as well as the percentage of total revenues represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	For the year ended December 31,
		% of		% of
	2004	Revenue	2003	Revenue

REVENUES	$78,982	100%	$84,626	100%
DIRECT COSTS	37,927	48%	44,447	53%
REVENUES – NET OF DIRECT COSTS	41,055	52%	40,179	47%
OPERATING EXPENSES
Sales and marketing	2,869	4%	5,342	6%
General and administrative	35,561	45%	37,694	45%
Stock based compensation	78	—	438	1%
Extinguishment of liabilities and other credits	(545)	(1)%	(1,995)	(2)%
TOTAL OPERATING EXPENSES	37,963	48%	41,479	49%
TOTAL OTHER INCOME / (EXPENSE)	(2,669)	(3)%	(2,863)	(3)%
NET INCOME (LOSS)	$423	1%	$(4,163)	(5)%

     REVENUES. For the year ended December 31, 2004, revenues from our telecommunications services business represented substantially all of our consolidated revenues. Revenues from this business decreased to $78,982 for the year ended December 31, 2004 from $84,626 for the year ended December 31, 2003. The decrease in revenues was the result of several factors which began in late 2002 and into 2003 as outlined below:

1.	Over the period following the acquisition of the customer base from ABN/STS in mid 2002, there was attrition in this customer base. This was attributable, in part, to the fact that a number of the acquired ABN/STS customers did not fit our overall business model, and terminated their service at the end of the term of their agreements. This customer attrition resulted in the loss of several significant revenue generating customers during 2002 and 2003. The 2004 results reflect the full year impact of this lost revenue.

Management believes that the impact of this post acquisition customer attrition has been substantially realized, and that the future revenue trends will be reflective of more normal customer acquisition and attrition patterns.

2.	There was a negative trend in occupancy rates in the commercial real estate business. Occupancy in the types of buildings in which we offer our services declined significantly in the period after 2001. By some industry estimates, vacancy rates in these types of buildings were as high as 30% in some markets. Vacancy rates in buildings we service have a direct impact on our opportunity to add new customers and to retain existing customers.

Based on discussions with building owners and overall industry reports, it appears that occupancy rates began to stabilize during 2004 in the markets where we offer our service. However, the improvement in occupancy rates during 2004 could not offset the full year impact of increased vacancies during 2002 and 2003. Due to the monthly recurring nature of our business and the relatively small average monthly revenue per customer, our revenue recovery will lag the improvement in the overall trends in occupancy in the buildings we service.

3.	The average revenue per customer declined by approximately 3% during the period as a result of the reduction in the average size of our customers combined with pricing reductions related to contract renewals in a large portion of our customer base at rates lower than in previous contracts.

     Management believes that the rate of decline in revenues has stabilized, and that projected improvements in real estate occupancy rates in 2005, combined with stabilized employment in the general U.S. economy and the introduction of our EZ Office IP Communications offering should have a positive impact on revenue results going forward.

     REVENUES-NET. Revenues-net (after direct costs) increased to approximately $41,055 for the year ended December 31, 2004 from approximately $40,179 for the year ended December 31, 2003. Margins increased to approximately 52.0% of revenues in 2004 from approximately 47.5% in 2003, primarily due to reduced network and real estate access related costs as a percentage of revenue.

     Management believes that further improvements in margins can be achieved in the future as a result of the efforts expended to date relative to overall reduction in the cost of telecommunications network elements.

     OPERATING EXPENSES. Operating expenses decreased to approximately $37,963 for the year ended December 31, 2004 from approximately $41,479 for the year ended December 31, 2003. The decrease in operating expenses is primarily due to cost and headcount reduction initiatives implemented starting in late 2002 and into 2003. Included in operating expenses for 2004 is $597 of costs for investment banking and other costs related to the pending sale of the Company, as described above. Operating expenses decreased as a percentage of revenues to approximately 48% for the year ended December 31, 2004 from approximately 49% for the year ended December 31, 2003 as a result of operating efficiencies achieved through focused cost reduction efforts in all areas of our business. Sales and marketing expenses decreased to $2,869 for the year ended December 31, 2004 from $5,342 for the year ended December 31, 2003 due to reductions in the level of bad debt expense in 2004 as compared to 2003, and changes made to the makeup and compensation levels of our sales organization initiated in early 2004. Sales and marketing expense declined as a percentage of revenue to 4% for the year ended December 31, 2004 from approximately 6% for the year ended December 31, 2003 for the reasons noted above. General and administrative expenses decreased to $35,561 for the year ended December 31, 2004 from $37,694 for the year ended December 31, 2003 primarily due to the full year impact of cost and headcount reduction measures implemented during 2003. General and administrative expenses as a percentage of revenues was approximately 45% for both years ended December 31, 2004 and 2003. General and administrative expenses for the year ended December 31, 2004 included depreciation and amortization expense of $774 and expenses in connection with the evaluation, negotiation and closing of the pending sale of the Company of $597 as mentioned above. Depreciation and amortization expense included in general and administrative expenses for the year ended December 31, 2003 was $712.

     EXTINGUISHMENT OF LIABILITIES AND OTHER CREDITS. The extinguishment of liabilities and other credits for the year ended December 31, 2004 reflects credits of $545 from settlement and extinguishment of certain liabilities assumed through our acquisition of Cypress Communications. For the year ended December 31, 2003 the extinguishment of liabilities and other credits totaled $1,995 and was comprised of credits of $1,019 resulting from negotiated settlements of certain liabilities assumed through our acquisition of Cypress Communications, the recovery of certain assets, originally valued at $0 for approximately $378, also acquired through our acquisition of Cypress Communications and the reversal of a previously recorded charge for approximately $598 resulting from the reactivation of an office facility that had been previously shut-down by our predecessor.

     OTHER INCOME AND (EXPENSE). Other income and (expense) was ($2,669) for the year ended December 31, 2004 as compared with ($2,863) during year ended December 31, 2003. Interest expense and financing costs were ($3,022) and ($2,684) for the years ended December 31, 2004 and 2003 respectively, and consisted primarily of interest expense on debt incurred in 2002 and used in connection with the acquisition of certain assets of ABN/STS, and interest expense incurred on our revolving credit facility.

     INCOME TAXES. For the years ended December 31, 2004 and 2003, no income tax benefit from our consolidated net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

     NET INCOME (LOSS). Our net income for the year ended December 31, 2004 was $423. For the year ended December 31, 2003, we reported a net loss of $4,163. The improvement in net income is a direct result of the full year benefit of the cost reductions realized in both our telecommunications and real estate network cost structures, along with reductions in total operating expenses, which exceeded the net decrease in revenues realized.

CYPRESS COMMUNICATIONS HOLDING CO., INC. YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     The following table sets forth consolidated financial and operating data as well as the percentage of total revenues represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	For the year ended December 31,
		% of		% of
	2003	Revenue	2002	Revenue

REVENUES	$84,626	100%	$51,717	100%
DIRECT COSTS	44,447	53%	28,704	56%
REVENUES – NET OF DIRECT COSTS	40,179	47%	23,013	44%
OPERATING EXPENSES
Sales and marketing	5,342	6%	3,977	8%
General and administrative	37,694	45%	25,789	50%
Stock based compensation	438	1%
Extinguishment of liabilities and other credits	(1,995)	(2)%
TOTAL OPERATING EXPENSES	41,479	49%	29,766	58%
TOTAL OTHER INCOME / (EXPENSE)	(2,863)	(3)%	(4,791)	(9)%
LOSS FROM CONTINUING OPERATIONS	(4,163)	(5)%	(11,544)	(22)%
DISCONTINUED OPERATIONS	—	0%	2,032	4%
LOSS BEFORE EXTRAORDINARY ITEM	(4,163)	(5)%	(9,512)	(19)%
EXTRAORDINARY ITEM	—	0%	7,783	15%
NET LOSS	$(4,163)	(5)%	$(1,729)	(3)%

     REVENUES. For the year ended December 31, 2003, revenues from our telecommunications services business represented substantially all of our consolidated revenues. Revenues from this business increased to approximately $84,626 for the year ended December 31, 2003 from $51,717 for the year ended December 31, 2002. The increase in revenues resulted from the full year of operations related to the customer base we acquired in July 2002 from ABN/STS, as well as the acquisitions during 2003 of the Eureka and E-Building customer base.

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

     REVENUES-NET. Revenues-net (after direct costs) increased to $40,179 for the year ended December 31, 2003 from $23,013 for the year ended December 31, 2002. Margins increased to approximately 47.5% of revenues in 2003 from approximately 44.5% in 2002, due to the increased revenue volumes acquired since July 2002, and reduced network costs as a percentage of revenue. Additionally, revenue from the customer bases acquired from Eureka and E-Buildings were substantially for internet services, which results in a lower average margin than our overall business.

     OPERATING EXPENSES. Operating expenses increased to $41,479 for the year ended December 31, 2003 from $29,766 for the year ended December 31, 2002. The increase in operating expenses is primarily due to the full year of operations in 2003 of the ABN/STS business acquired in July 2002, along with additional operating expenses related to the 2003 acquisitions of assets from Eureka and E-Building. Operating expenses decreased as a percentage of revenues to approximately 49% for the year ended December 31, 2003 from approximately 58% for the year ended December 31, 2002 as a result of operating efficiencies achieved through focused cost reduction efforts in all areas of our business. Sales and marketing expenses increased to $5,342 for the year ended December 31, 2003 from $3,977 for the year ended December 31, 2002 primarily due to the full year employment in 2003 of sales and marketing personnel we hired during 2002. Sales and marketing expense declined as a percentage of revenue to 6% for the year ended December 31, 2003 from approximately 8% for the year ended December 31, 2002 as a result of restructuring of the sales and marketing functions during 2003 and the efficiencies achieved. General and administrative expenses increased to $37,694 for the year ended December 31, 2003 from approximately $25,789 for the year ended December 31, 2002 primarily due to the full year operation of the ABN/STS business acquired in 2002. General and administrative expenses decreased as a percentage of revenues to approximately 45% for the year ended December 31, 2003 from approximately 50% for the year ended December 31, 2002 as a result of efficiencies achieved through the acquisition consolidation. General and administrative expenses for the year ended December 31, 2003 included depreciation and amortization expense of approximately $712. Depreciation and amortization expense included in general and administrative expenses for the year ended December 31, 2002 was approximately $146.

     EXTINGUISHMENT OF LIABILITIES AND OTHER CREDITS. The extinguishment of liabilities and other charges for the year ended December 31, 2003 reflects credits for $1,019 resulting from negotiated settlements of certain liabilities assumed through our acquisition of Cypress Communications, and the recovery of certain assets, originally valued at $0 for approximately $378, also acquired through our acquisition of Cypress Communications and the reversal of a previously recorded charge for approximately $598 resulting from the reactivation of an office facility that had been previously shut-down.

     OTHER INCOME AND (EXPENSE). Other income and (expense) was ($2,863) for the year ended December 31, 2003 as compared with ($4,791) during year ended December 31, 2002. Interest expense for the year ended December 31, 2003 was ($2,684) and consisted primarily of interest expense on debt incurred in 2002 and used in connection with acquisition of certain assets of ABN/STS. Interest expense for the year ended December 31, 2002 was ($4,914) and consisted primarily of interest and finance charges incurred by Cypress Holding in connection with the acquisition of Cypress Communications in February 2002, and the acquisition of certain assets of ABN/STS in July 2002.

     DISCONTINUED OPERATIONS. There was no income or loss from discontinued operations for the year ended December 31, 2003. Net results from our Latin American operations are included under loss from discontinued operations for the year ended December 31, 2002. Income from discontinued operations was $2,032 for the year ended December 31, 2002. The income resulted from the recognition of currency exchange gains due to the devaluation of the Argentinean peso after the Argentinean currency crashed in January 2002 and the liquidation of our Latin-American operations in March 2002.

     EXTRAORDINARY GAIN. The year ended December 31, 2002 includes an extraordinary gain of $7,783 which resulted from the elimination of all of our long-term assets in an aggregate amount of $26,840 (Note 4 to Consolidated Financial Statements).

     INCOME TAXES. For the years ended December 31, 2003 and 2002, no income tax benefit from our consolidated net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

     NET LOSS. Our net loss for the year ended December 31, 2003 was $4,163. For the year ended December 31, 2002, the net loss was $1,729. The increase in net loss is a direct result of the extraordinary gain of $7,783 million and income from discontinued operations of $2,032, both realized in 2002. Without the benefit of the aforementioned gains, the net loss for the year ended December 31, 2002 would have been $11,544. The network cost reductions and other cost control initiatives implemented during 2002 and 2003 combined with the full year operation of ABN/STS business acquired in 2002, resulted in a significant reduction in the operating loss from continuing operations in 2003 as compared to 2002.

Liquidity and Capital Resources

     Beginning in the first quarter of 2002 and continuing throughout 2003 and into early 2004, we initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) completing the acquisition of Cypress Communications and making certain adjustments to Cypress Communications’ staffing levels and cost structure, (ii) liquidation of the operations in Argentina and Brazil, (iii) completing the purchase of certain assets of ABN/STS, (iv) raising $28 million in connection with such asset acquisition and (v) implementing an analysis and optimization project of our telecommunications network and real estate access costs which have resulted in substantial reductions in these cost elements in both absolute terms and as a percentage of revenue.

     Our primary sources of liquidity have been proceeds from the issuance of our common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000 and cash acquired through our acquisition of Cypress Communications in February 2002.

     The following table shows information about our cash flows and liquidity positions as of and for the fiscal years ended December 31, 2004 and 2003. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this report.

	Year ended December 31,
	2004	2003
Net cash provided by (used in) operating activities	$1,410	$(1,397)

Net cash used in investing activities	(3,622)	(5,257)

Net cash provided by financing activities	527	296

Net change in cash and cash equivalents	$(1,685)	$(6,358)

     For the year ended December 31, 2004, the increase in cash provided by operating activities is primarily attributable to the fact that we recorded net income in 2004 versus a net loss in 2003. The decrease in net cash used in investing activities is reflective of the fact that we acquired business assets of both Eureka and E-Building during 2003, and had no comparable acquisition activity during 2004 outside of capital expenditures to support our current business. Net cash provided by financing activities increased slightly in 2004 as we financed some of our capital expenditures with debt borrowings.

     Management believes that our cash position should stabilize during the following quarters as actions initiated starting in 2002 and continuing through early 2004 to reduce our costs have resulted in profitability which we believe is sustainable in the near term. We cannot, however, give any assurance that we will be able to generate sufficient cash flows from operations or financing activities to cover our future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that we can generate sufficient cash flow from operations or financing activities to support our debt service obligations, including debt raised in connection with our acquisition of certain assets from ABN/STS. Moreover, the terms of the indebtedness we incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our Senior Credit Facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that we will have sufficient liquidity to implement our business plan. Likewise, there can also be no assurance that we will be able to obtain cash through future financing activities on acceptable terms, or at all, or that we will ever become profitable.

     As noted in the accompanying financial statements, we have Bridge Loan debt and fees totaling $8,480 which will come due in July 2005. At present, we have not initiated a process to refinance this debt, pending the proposed acquisition of the Company as discussed elsewhere in this report. Should that acquisition fail to be completed as currently contemplated, we would be required to either renegotiate the terms of the Bridge Loan with the current debt holders, or seek replacement financing. Our inability to renegotiate the terms of the Bridge Loan, or find replacement financing would have a serious negative financial impact on the Company’s liquidity and ability to finance its operations.

     As of December 31, 2004, we had cash and cash equivalents of $215 as compared to $1,900 at December 31, 2003. In addition, at December 31, 2004 we had approximately $5,000 of borrowing availability under the terms of our senior credit facility. Management attempts to balance cash balances on-hand, and anticipated cash needs with the availability under the Senior Credit Facility so as to minimize interest and finance charges incurred. Our business has some seasonality primarily attributable to usage charges for voice services, which generally decline during holiday periods such as Thanksgiving, Christmas and New Years and during the summer months; however, the effects of such seasonality have not had, and are not expected to have, a material impact on our liquidity. Assuming that we are able to either renegotiate the terms of the Bridge Loan, or find replacement financing, cash generated from operations, along with the availability under our line of credit, is expected to be sufficient to fund our operations for at least the next twelve months.

Contractual Obligations and Commitments

     The following table contains information relating to our contractual obligations and commitments for the five years subsequent to December 31, 2004 and thereafter. The amounts represent the maximum future contractual obligations and are reported without giving effect to any related discounts, premiums and other adjustments necessary to comply with accounting principles generally accepted in the U.S. In addition, we have an unused line of credit outstanding totaling approximately $7,400 at December 31, 2004 subject to certain borrowing base limitations.

	Payments Due by Period
		Less than					More than
	Total	1 Year		1-3 Years	3-5 Years		5 Years
Long-Term Debt Obligations	20,576	10,576	(1)		10,000	(2)
Interest Expense on Debt	7,910	1,087			6,823
Capital Leases	35	31		4	—		—
Operating Leases	11,457	4,718		5,185	1,392		162
Obligations under license agreements	4,492	1,120		1,767	1,110		495
Obligations under communications service agreements	10,449	10,311		138

Total contractual cash obligations	$54,919	$27,843		$7,094	$19,325		$657

     (1) Includes $8,000 due under the Bridge Loan, which accrues interest at 14% per annum, and matures on the earlier to occur of (i) one business day following the maturity of the Senior Credit Facility, (ii) July 16, 2005 and (iii) an event whereby we substantially refinance our debt obligations, and $2,576 due under the Senior Credit Facility, which currently has a maturity of July 11, 2005. We expect to renew the Senior Credit Facility on similar terms upon its maturity, but there is no assurance that we will be able to do so.

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

REVENUE RECOGNITION

     The Company’s revenues include recurring charges for local access, long-distance, equipment rental, Internet access, digital satellite business television, voicemail, inbound 800, and other enhanced voice and data services, which are recognized as services provided. Revenues also include nonrecurring charges for installations and moves, adds, and changes. Installation fees represent the initial cost charged by Cypress Communications for installing voice phone lines, data lines, and business class cable television in the tenant’s premises. Move, add, and change (“MAC”) charges are for the Company’s labor and materials related to moving, adding, or changing a customer’s services. Installation and MAC charges are recognized when the services are provided as they represent a separate earnings process. Revenues are net of certain credits and discounts. Deferred revenue represents monthly recurring charges received in advance.

STOCK-BASED COMPENSATION

     The Company follows The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), amended by SFAS No. 148, ”Accounting for Stock Based compensation – Transition and Disclosure”. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company has and will retain its prior accounting policy under APB Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price.

     FASB Statement 123, Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in both 2004, 2003 and 2002: no dividends yield for all years; expected volatility of 100%, 100% and 74%, respectively; risk-free interest rate of 4.26%, 3.0% and 4.42%, respectively and expected life of 7 years for all periods.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 2004 and 2003 due to their short-term nature. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

VALUATION OF LONG-LIVED ASSETS

     On January 1, 2002, the Company adopted FASB Statement No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”). Under FAS 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded.

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

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED

     Basic earnings per share (“EPS”) is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. Shares of common stock issuable upon the exercise of options (3,462, 3,897 and 3,770 shares in 2004, 2003 and 2002, respectively) and warrants (1,742, 2,346 and 3,143 shares in 2004, 2003 and 2002, respectively) and shares issued upon conversion of convertible notes (10,619, 9,859 and 9,153 in 2004, 2003 and 2002, respectively) are antidilutive and are not included in the computation of shares outstanding.

COMPREHENSIVE INCOME (LOSS)

     The Company follows SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has reported other comprehensive income from the cumulative effect on exchange rates for the amount of $0 in 2004, $0 in 2003 and $(2,170) in 2002. The Company had no other material transactions that are required to be reported in comprehensive income or loss.

SEGMENT REPORTING

     The Company operates in one business segment — the provision of telecommunication services to small and medium sized businesses on an integrated basis.

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the FASB issued Statement 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The effective date for this requirement is as of the first interim or annual reporting period that begins after June 15, 2005. The company has not estimated the impact of adopting this revised standard on the financial statements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (or spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. It is not expected that the adoption of SFAS No. 151 to have any effect on the Company’s consolidated financial position or results of operations.

     In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46 is an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities (VIEs) that possess certain characteristics. The revision clarifies the definition in the original release that potentially could have classified any business as a VIE. The revision also delays the effective date of the Interpretation from the first reporting following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for the Company in the first quarter of fiscal 2004. NoVIEs have been identified and, accordingly, the application of the Interpretation did not have an effect on the Company’s results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate changes, primarily as a result any borrowing under our line of credit facility which has a variable interest rate equal to the prime rate, as announced from time to time by Silicon Valley Bank, plus 2.0%. No action has been taken to cover our interest rate market risk, and we are not a party to any interest rate market risk management activities.

     Our long term debt at December 31, 2004, carries interest rates, which are fixed. Our line of credit pursuant to our senior credit facility with Silicon Valley Bank carries interest rates, which vary with the prime rate. Accordingly, any increases in the prime rate will reduce our earnings. A 1% increase in the prime rate on the $2,576 million outstanding under our line of credit at December 31, 2004 would result in an annual interest expense increase of $26.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cypress Communications Holding Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Cypress Communications Holding Company, Inc. and subsidiaries (“the Company” formerly U.S. RealTel, Inc.) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in an unfavorable working capital and uncertain liquidity position that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Deloitte & Touche, LLP

Atlanta, GA
April 15, 2005

CYPRESS COMMUNICATIONS HOLDING CO., INC.

CONSOLIDATED BALANCE SHEET

December 31, 2004 and 2003

	(In thousands, except share data)
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215	$1,900
Accounts receivable, net of allowance for doubtful accounts of $257 and $412, respectively	6,796	7,652
Prepaid expenses and other current assets	1,208	1,271

TOTAL CURRENT ASSETS	8,219	10,823
PROPERTY AND EQUIPMENT, NET (Note 5)	$23,628	$24,249
INTANGIBLE ASSETS, NET	92	523

	$31,939	$35,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 7)	$10,268	$16,344
Line of credit (Note 8)	2,576	2,016
Deferred revenue	1,077	1,310
Current portion of long term debt (Note 8)	8,511	494

TOTAL CURRENT LIABILITIES	22,432	20,164

Long term debt (Note 8)	10,463	17,543
Accrued liabilities, long-term	970	315

TOTAL LONG-TERM LIABILITIES	11,433	17,858

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS’ DEFICIT (Note 10)
Preferred stock, $.001 par value; 5,000,000 shares authorized; (100 Series A issued)	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 6,467,808 issued and outstanding	6	6
Additional paid-in capital	23,685	23,607
Accumulated deficit	(24,757)	(25,180)

Less: Treasury Stock, at cost; 594,413 shares (Note 11)	(860)	(860)

TOTAL STOCKHOLDERS’ DEFICIT	(1,926)	(2,427)

	$31,939	$35,595

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS HOLDING CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

	(In thousands, except per share data)
	2004	2003	2002
REVENUES, NET	$78,982	$84,626	$51,717
DIRECT COSTS	37,927	44,447	28,704

REVENUES – NET OF DIRECT COSTS	41,055	40,179	23,013
OPERATING EXPENSES
Sales and marketing	2,869	5,342	3,977
General and administrative	35,561	37,694	25,789
Extinguishment of liabilities and other credits	(545)	(1,995)	—
Stock based compensation	78	438	—

TOTAL OPERATING EXPENSES	37,963	41,479	29,766
OTHER INCOME (EXPENSE)
Interest income	—	17	60
Interest expense and financing costs (Notes 8)	(3,022)	(2,684)	(4,914)
Net gain (loss) on disposal of assets	417	61	(22)
Gain on extinguishment of debt	—	—	85
Net gain (loss) on investment	—	(149)	—
Other	(64)	(108)	—

TOTAL OTHER INCOME (EXPENSE) – NET	(2,669)	(2,863)	(4,791)
Income (loss) From Continuing Operations	423	(4,163)	(11,544)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	—	2,032

Income (loss) Before Extraordinary Item	423	(4,163)	(9,512)
Extraordinary Item — gain on acquisition (Note 4)	—	—	7,783

Net income (loss) before income taxes	$423	$(4,163)	$(1,729)

Income taxes	—	—	—

Net income (loss)	$423	$(4,163)	$(1,729)

Net Income (Loss) Per Common Share
Income (loss) from continuing operations	$0.07	$(0.71)	$(1.95)
Gain (loss) from discontinued operations	—	—	0.34
Extraordinary item	—	—	1.32

Net Income (Loss) Per Common Share — Basic and Diluted	$0.07	$(0.71)	$(0.29)

Weighted Average Common Shares Outstanding	5,874	5,874	5,894

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS HOLDING CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All dollar and share amounts are presented in thousands, except per share amounts)

								Accu-
								mulated
					Addi-		Compre-	Other
					tional	Accu-	hensive	Compre-
	Preferred Stock		Common Stock		Paid-in	mulated	Income	hensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Income	Shares	Amount	Total
Balance, at December 31, 2001	—	—	6,468	$6	$19,599	$(19,288)		$2,170	533	$(800)	$1,687

Stock Warrants					1,181						1,181

Issuance of Preferred Stock	—

Beneficial Conversion Feature (Note 10)					2,389,000						2,389

Payment for Treasury Stock (Note 11)									61	(60)	(60)

Net loss						(1,729)	(1,729)	—	—	—	(1,729)

Other Comprehensive Loss							(2,170)	(2,170)			(2,170)

Comprehensive Loss							$(3,899)

Balance, at December 31, 2002	—	—	6,468	$6	$23,169	$(21,017)	$—	$—	594	$(860)	$1,298

Stock Based Compensation					438						438

Net loss						(4,163)	(4,163)	—	—	—	(4,163)
Comprehensive Loss							(4,163)

Balance, at December 31, 2003	—	—	6,468	$6	$23,607	$(25,180)		$—	594	$(860)	$(2,427)

Stock Based Compensation					78						78

								Accu-
								mulated
					Addi-		Compre-	Other
					tional	Accu-	hensive	Compre-
	Preferred Stock		Common Stock		Paid-in	mulated	Income	hensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Income	Shares	Amount	Total
Net Income						423	423	—	—	—	423
Comprehensive Income							423

Balance, at December 31, 2004	—	—	6,468	$6	$23,685	$(24,757)		$—	594	$(860)	$(1,926)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS HOLDING CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$423	$(4,163)	$(1,729)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	4,932	4,246	1,459
Bad debt expense	421	1,697	679
Stock based compensation	78	438	—
Stock warrants issued in connection with acquisition	—	—	1,181
(Gain) Loss on disposal of assets and extinguishment of debt	(779)	196	—
Extraordinary gain	—	—	(7,783)
Discontinued operations	—	—	(2,207)
Amortization of warrant cost as interest expense	475	608	305
Other non-cash items		—	85
Changes in assets and liabilities, net of dispositions
(Increase) decrease in accounts receivable	1,011	(517)	4,408
(Increase) decrease in prepaid expenses and other current assets	63	80	(956)
(Increase) decrease in other assets	—	(45)	(619)
Increase (decrease) in accounts payable and accrued expenses	(4,981)	(4,777)	11,117
Increase (decrease) in deferred revenue	(233)	840	(794)

Net cash provided by (used in) operating activities	1,410	(1,397)	5,146

Cash Flows From Investing Activities
Investment in subsidiary	—	—	(48,495)
Capital expenditures	(4,040)	(1,941)	(1,050)
Purchase of assets related to Eureka and E-Building acquisitions	—	(3,543)	—
Sale of property and equipment	418	227	—
Cash acquired in acquisitions	—	—	33,023

Net cash used in investing activities	(3,622)	(5,257)	(16,522)

Cash Flows From Financing Activities
Proceeds from note payable in connection to acquisition	—	—	16,436
Repayment of note payable in connection with acquisition	—	—	(16,436)
Borrowings from credit facilities, net of repayments	560	2,016	26,551
Principal payments of long-term debt	(33)	(1,720)	(8,918)
Payment for acquisition of treasury stock	—	—	(60)

Net cash provided by financing activities	527	296	17,573

	2004	2003	2002
Net Increase (Decrease) in Cash and Cash Equivalents	(1,685)	(6,358)	6,197
Cash and Cash Equivalents, at beginning of year	1,900	8,258	2,061

Cash and Cash Equivalents, at end of year	$215	$1,900	$8,258

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,432	$1,246	$4,914

Supplemental Disclosures of Noncash Investing and Financing Activities
Warrants issued for financing costs	—	—	1,181

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(All dollar and share amounts are presented in thousands, except per share amounts)

1. ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

ORGANIZATION

     Cypress Communications Holding Co., Inc. (together with its subsidiaries, “Cypress Holding” or the “Company”) (formerly U.S. RealTel, Inc.), through its wholly owned operating subsidiary, Cypress Communications, Inc. (“Cypress Communications” or “Cypress”) provides comprehensive data, voice and video communications services to small and medium sized businesses located in approximately 1,300 commercial office buildings in select major metropolitan markets within the United States. The Company is incorporated under the laws of the State of Delaware.

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

PRINCIPLES OF CONSOLIDATION

     Cypress Holding’s subsidiaries at December 31, 2004 are listed below:

		Percent
	Location	Owned	Description
Cypress Communications, Inc.	Atlanta, GA	100%	Active subsidiary

Cypress Communications Operating Company, LLC	Atlanta, GA	100%	Active subsidiary

Cypress Communications Holding Company of Virginia, LLC	Atlanta, GA	100%	Active subsidiary

Cypress Communications International, Inc.	Atlanta, GA	100%	Inactive subsidiary

Cypress Canada Inc.	Canada	100%	Inactive subsidiary

     The consolidated financial statements include the accounts of Cypress Holding and its subsidiaries that are more than 50% owned.

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

REVENUE RECOGNITION

     The Company’s revenues include recurring charges for local access, long-distance, equipment rental, Internet access, digital satellite business television, voicemail, inbound 800, and other enhanced voice and data services, which are recognized as services provided. Revenues also include nonrecurring charges for installations and moves, adds, and changes. Installation fees represent the initial cost charged by Cypress Communications for installing voice phone lines, data lines, and business class cable television in the tenant’s premises. Move, add, and change (“MAC”) charges are for the Company’s labor and materials related to moving, adding, or changing a customer’s services. Installation and MAC charges are recognized when the services are provided as they represent a separate earnings process. Revenues are net of certain credits and discounts.

STOCK-BASED COMPENSATION

     The Company follows The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), amended by SFAS No. 148, ”Accounting for Stock Based compensation – Transition and Disclosure”. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company has and will retain its prior accounting policy under APB Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price.

     FASB Statement 123, Accounting for Stock Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in both 2004, 2003 and 2002: no dividends yield for all years; expected volatility of 100%, 100% and 74%, respectively; risk-free interest rate of 4.26%, 3.0% and 4.42%, respectively and expected life of 7 years for all periods.

     The following table illustrates the effect on the loss and loss per share if Cypress Holding had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$423	$(4,163)	$(1,729)
Add: Stock-based compensation, as reported	78	438	—
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(1,269)	(1,141)	(4,960)

Pro forma net loss	$(768)	$(4,866)	$(2,225)

Income (loss) per share:
Basic and diluted income (loss) per share — as reported	$0.07	$(.71)	$(0.29)
Basic and diluted loss per share — as pro forma	$(0.13)	(.83)	(0.38)

ADVERTISING COSTS

     Advertising costs, aggregating $40 in 2004, $90 in 2003 and $60 in 2002, are expensed as incurred.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 2004 and 2003 due to their short-term nature. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

VALUATION OF LONG-LIVED ASSETS

     On January 1, 2002, the Company adopted FASB Statement No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”). Under FAS 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded.

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

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED

     Basic earnings per share (“EPS”) is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. Shares of common stock issuable upon the exercise of options (3,462, 3,897 and 3,770 shares in 2004, 2003 and 2002, respectively) and warrants (1,742, 2,346 and 3,143 shares in 2004, 2003 and 2002, respectively) and shares issued upon conversion of convertible notes (10,619, 9,859 and 9,153 in 2004, 2003 and 2002, respectively) are antidilutive and are not included in the computation of shares outstanding.

COMPREHENSIVE INCOME (LOSS)

     The Company follows SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has reported other comprehensive income from the cumulative effect on exchange rates for the amount of $0 in 2004, $0 in 2003 and $(2,170) in 2002. The Company had no other material transactions that are required to be reported in comprehensive income or loss.

SEGMENT REPORTING

     The Company operates in one business segment — the provision of telecommunication services to small and medium sized businesses on an integrated basis.

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the FASB issued Statement 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The effective date for this requirement is as of the first interim or annual reporting period that begins after June 15, 2005. The company has not estimated the impact of adopting this revised standard on the financial statements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (or spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. It is not expected that the adoption of SFAS No. 151 to have any effect on the Company’s consolidated financial position or results of operations.

     In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46 is an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities (VIEs) that possess certain characteristics. The revision clarifies the definition in the original release that potentially could have classified any business as a VIE. The revision also delays the effective date of the Interpretation from the first reporting following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for the Company in the first quarter of fiscal 2004. NoVIEs have been identified and, accordingly, the application of the Interpretation did not have an effect on the Company’s results of operations or financial position.

2. LIQUIDITY

     As reflected in the accompanying consolidated financial statements, the Company has cumulative losses and, except for the years ended December 31, 2002 and 2004, also had negative cash flows from operations.

     Beginning in the first quarter of 2002, the Company initiated certain actions intended to improve liquidity and operating results. Such actions included, among other things, (i) completing the acquisition of Cypress Communications and making certain adjustments to Cypress Communications’ staffing levels and cost structure (Note 4), (ii) liquidation of the operations in Argentina and Brazil (Note 3), (iii) completing the purchase of certain assets of Intermedia Advanced Building Networks and the shared tenant telecommunications services business of WorldCom, Inc. (Note 4), (iv) raising $28 million in connection with such asset acquisition and (v) implementing an analysis and optimization project of our telecommunications network and real estate access costs which have resulted in substantial reductions in these cost elements in both absolute terms and as a percentage of revenue.

     Cypress Holding’s cash position decreased during the year ended December 31, 2004 due to one-time payments resulting from negotiated settlements on certain liabilities of Cypress Holding, related to current accrued expense, also in relation to the settlement agreements and purchases of capital equipment related to the acquisition of new customers. Management believes that Cypress Holding’s cash position should stabilize during the following quarters as actions initiated in 2002 and throughout 2003 to reduce Cypress Holding’s costs began to materialize starting in 2004 and resulted in the first net income from continuing operations in the Company’s history. The Company is currently generating positive cash flows from operations and management believes that this trend will continue. Cypress Holding cannot, however, give any assurance that it will be able to generate sufficient cash flows from operations or financing activities to cover its future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that Cypress Holding can generate sufficient cash flow from operations or financing activities to support the debt service obligations, including debt raised in connection with its acquisition of certain assets from ABN/STS. Moreover, the terms of the indebtedness Cypress Holding incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit its ability to incur additional indebtedness, pay dividends or undertake certain other transactions. Cypress Holding has also pledged certain assets as security under its Senior Credit Facility. Therefore, Cypress Holding must devote a substantial portion of its cash flow to service its indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that Cypress Holding will have sufficient liquidity to implement its business plan. Likewise, there can also be no assurance that Cypress Holding will be able to obtain cash through future financing activities on acceptable terms, or at all, or that Cypress Holding will ever become profitable.

     As further discussed in Note 8 to these consolidated financial statements, the Company has Bridge Loan debt and fees totaling $8,480 which will come due in July 2005. At present, the process to refinance this debt has not been initiated, pending the proposed acquisition of the Company as discussed in Note 14. Should that acquisition fail to be completed as currently contemplated, the Company would be required to either renegotiate the terms of the Bridge Loan with the current debt holders, or seek replacement financing Failure to either renegotiate or refinance the Bridge Loan could materially affect the Company’s liquidity. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

3. DISCONTINUED OPERATIONS

     Cypress Holding discontinued and liquidated its telecommunications rights operations in Latin America during 2002. Discontinuing Cypress Holding’s operations in Latin America helped Cypress Holding preserve existing capital and dedicate its resources to its new telecommunications services business in the U.S. In 2002, Cypress Holding recognized a gain from the discontinued operations of $2,207 in connection with the discontinuation and liquidation of its Latin-American operations.

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

     The acquisition of Cypress Communications was completed through a tender offer for outstanding Cypress Communications common stock and a short form merger of a new wholly-owned acquisition subsidiary of Cypress Holding into Cypress Communications. The purchase price was $3.50 per share, in cash, for a total purchase price of $18,688, which included cash paid for options to purchase shares of Cypress Communications under option plans in the amount of $58 and expenses incurred in connection with the acquisition of $1,447. As a result of such acquisition, the Company, at the subsidiary level, acquired 100% of Cypress Communications’ assets, including cash and its telecommunications services infrastructure, and succeeded to all of the liabilities of Cypress Communications, including operating lease commitments, primarily related to former office space, and license agreements with property owners and/or operators of several office buildings. The Company obtained financing to purchase the Cypress Communications common stock and complete the merger through a loan from the LaSalle Bank, which was facilitated by the Oliver Estate, a private entity affiliated with Ross J. Mangano, a director of the Company. The loan was repaid in February 2002, with interest of approximately $3. In connection to the loan, the Company paid a commission fee to the Oliver Estate of $875 and issued warrants to purchase up to 850 shares of the Company’s common stock at an exercise price of $1 per share. The warrants are exercisable through February 2005 and, based on the Black-Scholes pricing model, were valued by the Company at $646. Assumptions used for the Black-Scholes option-pricing model included: no dividend yield for all years, expected volatility of 120 percent, risk-free interest rate of 4.75 percent and expected life of 5 years. The commission and the value of the warrants were treated as interest expense in the accompanying Consolidated Statements of Operations. In addition, the Company paid bank fees and interest of approximately $55, which also have been treated as interest expense.

     The acquisition of Cypress Communications was accounted for by the purchase method of accounting and resulted in negative goodwill. The purchase price allocation, after the elimination of all long-term assets of Cypress Communications in an aggregate amount of $26,840, resulted in an extraordinary gain associated with the acquisition in the amount of $7,783. The consolidated statements of operations include the operations of Cypress Communications from February 1, 2002.

ACQUISITION COSTS		$18,688
FAIR VALUE OF CYPRESS COMMUNICATIONS		53,311

NEGATIVE GOODWILL – BEFORE ASSET REDUCTION		(34,623)
REDUCTION OF LONG TERM ASSETS
Property and equipment	$26,771
Other assets	69	26,840

EXTRAORDINARY GAIN		$7,783

INTERMEDIA ADVANCED BUILDING NETWORKS

     In July 2002, the Company, through its wholly owned subsidiary, Cypress Communications, completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (ABN/STS). The acquired assets included all customer contracts, in-building networks and the associated building access rights, as well as the necessary employees to support these assets. The acquisition of ABN/STS has allowed the Company to extend its telecommunication services operations to over 5,700 small and medium sized business customers in 25 major metropolitan U.S. markets. Cypress Communications paid $29,000 in cash at closing to the sellers, assumed various commitments arising out of the operation of the business after the closing, assumed accrued but unpaid liabilities incurred by the sellers in the operation of the business prior to the closing in an amount up to a maximum of $2,000, assumed vehicle lease obligations of approximately $284 and paid expenses incurred in connection with the acquisition of approximately $899. The consolidated statements of operations include the operations of ABN/STS from July 17, 2002.

     The acquisition was accounted for as a purchase, and accordingly, the results of operations of ABN/STS have been included since the date of acquisition in the accompanying statements of operations. The allocation of the purchase price as of July 17, 2002 was as follows:

ACQUISITION COSTS	$32,183

COST ALLOCATION
CURRENT ASSETS	10,662
PROPERTY AND EQUIPMENT	22,703
DEFERRED REVENUES	(1,182)

TOTAL	$32,183

     The useful lives of the assets acquired from ABN/STS are as follows:

Network Equipment	Seven years
Vehicles	One year

     Concurrently with the closing, Cypress Communications entered into an Omnibus Post-Closing Services Agreement with the sellers and certain of their affiliates. Under the Omnibus Agreement, the sellers and their affiliates agreed to provide Cypress Communications:

(i)	specified transition services;

(ii)	specified wholesale international, interstate, intrastate and local telecommunications services and Internet services (see refer to commitments under the Omnibus Post-Closing Agreement described in Note 9);

(iii)	access to the sellers’ U.S. Internet collocation facilities and support services;

(iv)	access to the sellers’ network collocation facilities; and

(v)	access to certain buildings of the sellers in which the purchased assets are located pending the receipt of certain consents from building owners and federal and state regulators.

     In connection with such acquisition, the Company and Cypress Communications raised $28,000 to finance the acquisition. The $28,000 financing included:

(i)	a $10,000 senior secured revolving credit facility from Silicon Valley Bank (the “Senior Credit Facility”);

(ii)	an $8,000 bridge loan (the “Bridge Loan”) from the J. Oliver Cunningham Trust (the “JOC Trust”), the Anne C. McClure Trust (the “ACM Trust”), the Jane C. Warriner Trust (the “JCW Trust”), Noro-Moseley Partners V, L.P.(“Noro-Moseley”), and the Wakefield Group III, LLC (“Wakefield”); and

(iii)	the sale of $10,000 of Fixed Rate Convertible Notes due July 1, 2009 (the “Convertible Notes”) to the Dolphin Communications Fund II, L.P. (“Dolphin Communications”), Dolphin Communications Parallel Fund II (Netherlands), L.P. (“Dolphin Netherlands”), Noro-Moseley and Wakefield.

     The JOC Trust, the ACM Trust and the JCW Trust are affiliates of certain stockholders of the Company and of Ross J. Mangano, a director and Chairman of the Board of the Company and of Cypress Communications.

EUREKA BROADBAND CORPORATION

     In March 2003, Cypress Holding, through Cypress Communications, acquired Eureka’s Southern California building-centric voice and data services business. These assets included customer contracts, as well as Eureka’s in-building networks and associated building access rights. The acquisition of the Eureka assets has allowed Cypress Holding to expand its telecommunications services operations to include over 750 small and medium sized business customers in the California market.

     Cypress Holding paid $2,500 in cash at closing to Eureka, assumed a note payable for $500 payable six months after the acquisition based upon meeting certain operational covenants, assumed various commitments arising out of the operation of the business after the closing, assumed equipment lease obligations of approximately $107 and paid expenses incurred in connection with the acquisition of approximately $70. The acquired business did not meet some of the operational covenants and the Company was only required to pay $330. The consolidated statements of operations include the operations of Eureka from April 1, 2003.

ACQUISITION COSTS	$3,007

COST ALLOCATION
OTHER NON-CURRENT ASSETS	393
PROPERTY AND EQUIPMENT	2,614

TOTAL	$3,007

E-BUILDING SOLUTIONS, INC.

     In July 2003, Cypress Holding, through Cypress Communications, negotiated the surrender of certain assets from E-Building Solutions, Inc. in California, a building-centric data services business, to mitigate the loss resulting from E-Building’s default on a $450 note due to Cypress Communications. These assets included customer contracts, as well as E-Building’s in-building networks and associated building access rights. In addition to the $450 note, Cypress Holding, assumed equipment lease obligations of approximately $43 and paid expenses incurred in connection with the note of approximately $43. After valuing the assets surrendered, the Company recorded a loss on investment in the amount of $149. The consolidated statements of operations include the operations of E-Building from July 1, 2003.

ACQUISITION COSTS	$536

COST ALLOCATION
OTHER NON-CURRENT ASSETS	274
PROPERTY AND EQUIPMENT	113
LOSS ON INVESTMENT	149

TOTAL	$536

5.	PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2004 and 2003:

	2004	2003
System infrastructure	$31,112	$27,545
Computer and office equipment	1,684	1,277
Leasehold improvements	554	487

	33,350	29,309

Less accumulated depreciation and amortization	9,722	5,060
	$23,628	$24,249

6.	INTANGIBLE ASSETS

     As part of the acquisitions of the assets of Eureka and E-Building, in March and July 2003 respectively, a portion of the acquisition costs were allocated to intangible assets. The combined Gross Carrying Value for the Customer Contracts was $567. Net Carrying Value at December 31, 2004 and 2003 was $0 and $239 respectively. The combined Gross Carrying Value for the Non-Compete Agreement is $100 and the Net Carrying Value was $42 and $75 at December 31, 2004 and 2003 respectively.

     Effective January 1, 2002, Cypress Holding adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), SFAS No. 142 requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to periodic impairment assessment by applying a fair value based test. Cypress Holding did not have any goodwill as of December 31, 2002, 2003 or 2004.

     Summarized below are the carrying value and accumulated amortization of intangible assets that are to be amortized under SFAS No. 142. The Company did not have any other intangible assets as of December 31, 2002.

	December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts	$567	$567	$0

Non-compete agreement	$100	$58	$42

	$667	$625	$42

	December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts	$567	$328	$239

Non-compete agreement	$100	$25	$75

	$667	$353	$314

     The estimated aggregate amortization expense for the years ended December 31, 2005 and 2006 is $33 and $9, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2004 and 2003 consist of:

	2004	2003
Accounts payable	$1,735	$4,886
Accrued circuits and connectivity costs	3,569	7,029
Accrued termination charges	676	908
Accrued professional fees	340	190
Accrued compensation	1,332	495
Other accrued expenses	2,616	2,836

	$10,268	$16,344

     Included in the above totals for the years ended December 31, 2004 and 2003 are approximately $1,464 and $2,700 respectively of accrued expenses which are currently in dispute with various vendors. We cannot estimate at this time the amount, if any, of these expenses that may be reduced through resolution of the various disputes. See Note 9 for further discussion of claims we made related to certain of these disputed accrued expenses.

8.	CONVERTIBLE NOTES AND DEBENTURES

     Long-term debt at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Bridge Loan, in the amount of $8,000, at a rate of 14% interest payable quarterly beginning September 30, 2002, with principal and any unpaid interest due July 16, 2005. (included in current installments of long term debt at December 31, 2004)	0	8,280
Convertible Notes including accrued interest and net of discount, with a face value of $10,000, at a rate of 7.5%, with interest and principal due July 1, 2009.	10,463	9,263

	$10,463	$17,543

(a)	SENIOR CREDIT FACILITY

     The Senior Credit Facility, in the amount of a $10,000 revolving credit facility, was obtained by Cypress Communications pursuant to a Loan and Security Agreement, dated July 12, 2002 and amended in March and July of 2004 between Cypress Communications and Silicon Valley Bank. The Senior Credit Facility accrues interest at the prime rate (with a floor of 4.75%) plus 2% (7.25% as of December 31, 2004) per annum and matures on July 12, 2005, unless terminated earlier. Borrowings under the Senior Credit Facility are collateralized by all of the assets of Cypress Communications and are unconditionally guaranteed by the Company. As of December 31, 2004 and 2003, there was $2,576 and $2,016, respectively, outstanding under the Senior Credit Facility which has been classified as a current liability in the accompanying consolidated balance sheet.

(b)	BRIDGE LOAN

     The Bridge Loan, in the amount of $8,000 term loan, was obtained by the Company and Cypress Communications pursuant to a Loan Agreement dated July 16, 2002 among the Company, Cypress

Communications, the JOC Trust, the ACM Trust, the JCW Trust, Noro-Moseley and Wakefield (each, acting in such capacity, a “Bridge Lender” and collectively, the “Bridge Lenders”). The Bridge Loan accrues interest at 14% per annum, and matures on the earlier to occur of (i) one business day following the maturity of the Senior Credit Facility and (ii) July 16, 2005. Each Bridge Lender was entitled to receive an initial loan fee equal to 2.5% of that portion of the Bridge Loan that was funded by such Bridge Lender. Because the Bridge Loan was outstanding 60 days after the closing, the Company and Cypress Communications became obligated to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. Because the Bridge Loan has been outstanding 90 days after the closing, the Company and Cypress Communications became obligated subsequent to the end of the quarterly period ended September 30, 2002 to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. Because the Bridge Loan has been outstanding 120 days after the closing, the Company and Cypress Communications became obligated to pay to each Bridge Lender an additional loan fee equal to 1.00% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. The loan fees described above are cumulative and are payable on the earlier to occur of the maturity date of the Bridge Loans or the date on which the Bridge Loans are paid in full. The Company has accrued $480 for these fees, which were treated as interest expense in the accompanying Consolidated Statements of Operations. The Bridge Loan, in the amount of $8,000, has been classified as a long term liability at December 31, 2003 and as current installment of long term debt at December 31, 2004 in the accompanying balance sheets as a result of the terms of the Bridge Loan.

     At the closing of the Bridge Loan, the Company issued the Bridge Lenders warrants to purchase an aggregate of 400 shares of the Company’s common stock at an exercise price of $1.13 per share. These warrants are exercisable for a term of 10 years and, based on the Black-Scholes pricing model, were valued by the Company at $535. Assumptions used for the Black-Scholes option-pricing model included: no dividend yield for all years, expected volatility of 159 percent, risk-free interest rate of 5.08 percent and expected life of 10 years. The value of the warrants is being amortized to interest expense over two years in the accompanying Consolidated Statements of Operations.

     On March 25, 2004, we amended the terms of the Bridge Loan such that, the Bridge Loan will not mature until the earlier to occur of (i) its original maturity date of July 15, 2005 or (ii) an event whereby we substantially refinance our debt obligations.

     (c) CONVERTIBLE NOTES

     The Convertible Notes, in the amount of $10,000 , were issued by the Company and Cypress Communications pursuant to a Purchase Agreement dated July 16, 2002 among the Company, Cypress Communications, Dolphin Communications, Dolphin Netherlands, Noro-Moseley and Wakefield (each, acting in such capacity, a “Purchaser” and collectively, the ‘Purchasers”). The Convertible Notes accrue interest at the rate of 7.5% per annum, compounded quarterly, and payable at maturity of the notes, whether upon their stated maturity of July 1, 2009, or earlier as a result of acceleration in the event of a default or upon redemption of the Convertible Notes. The principal of and accrued interest on the Convertible Notes is convertible into the Company’s common stock at $1.13 per share. The Convertible Notes are redeemable by the Company or Cypress Communications at any time by payment of the outstanding principal balance and accrued interest. In the event that the Convertible Notes are redeemed, the Purchasers have been issued warrants which will then be eligible for exercise to purchase the number of shares of common stock of the Issuer that the Convertible Notes were convertible into on the redemption date at a conversion price of $1.13 per share. In connection with the issuance of the Convertible Notes, the Company, the Purchasers and the Bridge Lenders entered into a registration rights agreement, which provides for the registration of the common stock issuable upon (i) the conversion of the Convertible Notes; (ii) the exercise of the Warrants issued in connection with the Bridge Loan; and (iii) the exercise of the Warrants exercisable upon the redemption of the Convertible Notes.

     In connection with the issuance of the Convertible Notes, the Purchasers were issued a total of one hundred shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) without additional consideration. The rights of the Series A Preferred are set forth in a Certificate of Designations adopted by the Company’s board of directors. The holders of a majority of the Series A Preferred are entitled to elect two members of the Company’s board of directors and the holders of the Series A Preferred are entitled to receive dividends and distributions equal to those payable to the holders of an equivalent number of shares of the Company’s common stock. In addition, the Company may not, without the prior written consent of holders of a majority of the Series A Preferred, (i) increase or decrease (other than by redemption or conversion) the authorized number of shares of Series A Preferred; (ii) cancel or modify the voting rights of the holders of Series A Preferred; (iii) cancel or modify the rights of the holders of Series A Preferred; or (iv) amend, waive, alter, modify or repeal any provision of the Certificate of Incorporation or Bylaws of the Corporation, if such amendment, alternation, modification or repeal would adversely affect the Series A Preferred, including the issuance of preferred stock with voting rights senior to or pari passu with the Series A Preferred. The Series A Preferred is redeemable by the Company in the event that:

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

     At the closing of the Convertible Notes, the Company issued the Convertible Note Lenders warrants to purchase the number of shares of the Company’s common stock in to which the Convertible Notes would be convertible immediately prior to the redemption of such note at a price of $1.13 per share. These warrants are exercisable if the Convertible Notes are redeemed and have a life of 7 years. The Company will not record any charge until the notes are redeemed. The Company has estimated that based on the terms of the Convertible Notes that if the Company redeemed the Convertible Notes it would redeem the entire amount. Therefore, based on the Black-Scholes pricing model, the warrants were valued by the Company at $12,035. Assumptions used for the Black-Scholes option-pricing model included: no dividend yield for all years, expected volatility of 159 percent, risk-free interest rate of 4.81 percent and expected life of 7 years.

     The Bridge Lenders and the Purchasers entered into an Intercreditor (Subordination) Agreement, which, among other things, provides that under certain limited circumstances, all amounts payable by the Company and Cypress Communications under the Bridge Loan and the Convertible Notes will be payable, pro rata among the Bridge Lenders and the Purchasers, on a pari passu basis. To induce the JOC Trust, the ACM Trust and the JCW Trust to enter into the Intercreditor (Subordination) Agreement, the Company and Cypress Communications entered into a Letter Agreement. Pursuant to the Letter Agreement, the Company and Cypress Communications agreed to pay the Bridge Lenders and the Purchasers, in proportion to the amounts lent by them under the Bridge Loan, a fee of $1,000 (the “Risk Allocation Fee”). The Risk Allocation Fee was to be payable to certain Bridge Lenders and the Purchasers upon the earlier to occur of the achievement of certain earnings milestones set forth in the Letter Agreement or June 30, 2003. In December 2002, the Company agreed to accelerate the payment terms for this Risk Allocation Fee, issuing a payment of $915 in settlement of the full outstanding amount. The Company recognized the $85 difference in 2002 as an extraordinary gain on extinguishment of debt.

     As the exercise price of the Convertible Notes of $1.13 was less than the relative fair market value of the stock as of the consummation date, a beneficial conversion was created. The Company has calculated the beneficial conversion feature embedded in the Convertible Notes in accordance with EITF No. 98-5 and EITF No. 00-27 and recorded approximately $2,389 as a debt discount. This discount is being amortized over the seven-year life of the Convertible Notes. During the year ended December 31,2004, 2003 and 2002, the Company recorded $341, $341 and $171 respectively, in additional interest expense.

FUTURE ANNUAL COMMITMENTS

     Future annual payments under capital leases and long-term debt as of December 31, 2004 are as follows:

2005	8,511
2006	4
2007	—
2008	—
2009	12,000

Total	20,515

Less current portion	(8,511)

Long-term portion	$12,004

9.	COMMITMENTS AND CONTINGENCIES

(a)	LEASES

     Cypress Holding is obligated under several operating lease agreements for office space, including switch room space in the buildings where we have licenses to provide our services. Future annual minimum rental payments under these leases as of December 31, 2004 are as follows:

	Gross minimum	Cash due under	Net minimum rental
	rental payments	subleases	payments
2005	5,728	1,010	4,718
2006	3,731	551	3,180
2007	2,279	274	2,005
2008	921	41	880
2009	547	35	512
Thereafter	197	35	162

Total	$13,403	$1,946	$11,457

     Rent expense for 2004, 2003 and 2002 was approximately $6,318, $6,776, and $4,041, respectively.

(b)	OBLIGATIONS UNDER LICENSE AGREEMENTS

     Cypress Holding has entered into license agreements with property owners and/or operators of several office buildings whereby Cypress Holding has the right to provide communications services in these buildings. Under the terms of the agreements, Cypress Holding is generally obligated to pay a commission based on the greater of a base fee or a percentage of revenue earned in the related building or development. At December 31, 2004, Cypress Holding’s aggregate minimum obligations under these agreements were as follows:

2005	1,120
2006	943
2007	824
2008	644
2009	466
Thereafter	495

Total	$4,492

     The commitments above exclude an estimated total of $1.2 million of potential obligations under license agreements in buildings in which Cypress Holding’s communications network has not been constructed. In the opinion of management, such amounts will not be owed, as Cypress Holding is not providing services in those buildings.

     License expense for 2004, 2003 and 2002 was approximately $4,126, $4,123 and $2,676 respectively, included in direct costs in the consolidated statement of operations.

(c)	OBLIGATIONS UNDER COMMUNICATIONS SERVICE AGREEMENTS

     At December 31, 2004, Cypress Holding had contracts with some communications providers with minimum purchase obligations for leased voice and data transport and other services. As of December 31, 2004, approximate future minimum purchase commitments under these agreements were as follows:

2005	$10,311
2006	72
2007	66

Total	$10,449

     Expense for leased voice and data transport under communications service agreements for 2004, 2003 and 2002 was approximately $24,985, $32,575 and $34,943 respectively, included in direct costs in the consolidated statement of operations.

(d)	LEGAL PROCEEDINGS

     Cypress Holding is subject to legal proceedings and claims, including employment and other matters that arise in the ordinary course of business. Except as set forth below, there are no pending legal proceedings to which Cypress Holding is a party that management believes will have a material adverse effect on the financial position, results of operations, or cash flows of Cypress Holding.

     With respect to the Company’s ABN/STS acquisition referenced in Note 4, on or about January 23, 2003, the Company filed proofs of claim in the bankruptcy cases of WorldCom, Inc. and certain of its debtor affiliates as a result of the Debtors’ defaults under that certain Asset Purchase Agreement dated May 31, 2002 by and among Intermedia Communications, Inc., Shared Technologies Fairchild, Inc., Shared Technologies Fairfield Telecom, Inc., MCI Worldcom Communications, Inc., Worldcom, Inc., MCI-WORLDCOM Network Services, Inc. (the “Debtors”) and Cypress Communications, that certain Omnibus Post-Closing Agreement dated July 16, 2002, by and among the Debtors and Cypress Communications and certain other related ancillary documents (collectively the “Transaction Documents”). The Company filed amendments to these proofs of claim on January 29, 2004 to increase our claim to $13,852, which amended proofs of claim include damages caused to us as a result of certain fraudulent accounting practices of the Debtors (not, so far as the Company is aware, specific to Cypress Communications) and failure to perform required actions and other breaches of the Transaction Documents by the Debtors.

     On or about October 18, 2004, the Debtors objected to the Company’s proofs of claim and a hearing has been set for April 22, 2005. The Company expects that WorldCom will bring counterclaims alleging breaches by Cypress of the agreements and related ancillary documents. The Company expects such counterclaims may seek damages of approximately $2,300, of which the Company has $1,464 million currently recorded in accrued expenses. The Company cannot express an opinion as to whether a favorable or unfavorable outcome is either probable or remote or to estimate the range of any possible loss or gain that may result from the settlement of these claims. An unfavorable outcome could, under certain circumstances, result in a material adverse effect on our business, financial condition and results of operations.

(e)	TELECOMMUNICATIONS TAXES PAID

     During the quarter ended September 30, 2004, management determined that the Company made payments to telecommunications service providers for federal, state and local taxes and surcharges on telecommunications services for which it might be exempt. The Company is attempting to recover these taxes and surcharges directly from the telecommunications service providers involved. Although management believes that the amount of taxes and surcharges which the Company is entitled to recover is in the range of $1,000 to $2,500, there is no assurance that any amounts will be recovered or when any amounts will be recovered, if ever. The recovery of these taxes and surcharges will be recorded in the financial statements when the taxes and surcharges are actually recovered. From December 31, 2004 to March 1, 2005, the Company has recovered approximately $200 in telecommunications taxes from its vendors.

10. STOCKHOLDERS’ EQUITY

(a)	EMPLOYEE EQUITY INCENTIVE PLAN

     In April 1999, the Company’s Board of Directors approved a 10-year Employee Equity Incentive Plan, subject to approval of its stockholders. The stockholders ratified the Plan in September 1999.

     In March 2002, the Company’s board of directors approved an amendment to the 1999 Employee Equity Incentive Plan (the “Option Plan”). By this amendment, the number of shares of common stock reserved for issuance under the Option Plan was increased to 3,200 shares, subject to automatic annual adjustment to an amount equal to 30% of our outstanding common stock on a fully diluted basis, up to a maximum of 5,000. The amendment was approved by the Company’s shareholders at the Annual Meeting of Shareholders on June 26, 2002.

     In August 2002, the Company’s board of directors approved a second amendment to the Option Plan. By this amendment, the number of shares of common stock reserved for issuance under the Option Plan was increased to 4,200 shares, subject to the existing automatic annual adjustment contained in the Option Plan, and increasing to 1,500 the aggregate limit on the number of options that may be granted to any one optionee during the term of the Option Plan. As of December 31, 2004, after giving effect to the issuance of additional options following adoption of the amendment, options to purchase 3,462 shares were outstanding under such plan.

     The following table summarizes the Company’s employee stock option activity:

			Exercisable
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2001	537	$6.87	537	$6.87

2002:
Granted	3,495	$1.74
Forfeited	(207)	$1.52

Outstanding at December 31, 2002	3,825	$2.48	537	$6.87

2003:
Granted	487	$1.38
Forfeited	(415)	$3.39

Outstanding at December 31, 2003	3,897	$2.24	1,732	$2.95

2004:
Granted	726	$1.25
Forfeited	(1,161)	$3.45

Outstanding at December 31, 2004	3,462	$1.60	1,821	$1.72

     The following table summarizes information about the stock options outstanding at December 31, 2004:

		Weighted
	Number of	Average
	Options	Remaining	Weighted
	Outstanding at	Contractual	Average	Exercisable as of
Exercise Price	December 31, 2004	Life (in Years)	Exercise Price	December 31, 2004
$1.25	1,127	9	$1.25	100
$1.50 – $1.60	1,230	5	$1.50	1,030
$2.00	1,095	7	$2.00	681
$10.00	10	1	$10.00	10

	3,462	7	$1.72	1,821

(b)	NON-CASH EQUITY TRANSACTIONS

     The Company valued warrants issued during the year ended December 31, 2002 in connection with financing agreements at $1,181, using the Black-Scholes pricing model. Warrants issued to purchase up to 850 shares of the Company’s common stock at an exercise price of $1 per share, were valued at $646, assuming: no dividend yield for all years, expected volatility of 120 percent, risk-free interest rate of 4.75 percent and expected life of 5 years. Warrants to purchase 400 shares of the Company’s common stock at an exercise price of $1.13 per share were valuated at $535, assuming: no dividend yield for all years, expected volatility of 159 percent, risk-free interest rate of 5.08 percent and expected life of 10 years.

     No such transactions were recorded during the years ended December 31, 2004 and 2003. The $1,181 amount in 2002 was charged to interest expense.

(c)	STOCK OPTIONS AND WARRANTS OUTSTANDING

     All stock options and warrants issued before 2001 are currently exercisable. Stock options issued in 2001 vest ratably over three years, and stock options issued in 2002 and beyond vest ratably over four years, with the exception of 1,900 issued to the Company’s current and former Chief Executive Officer’s in 2002, which vest 50% upon the achievement by the Company of positive cash flow for 4 consecutive quarters on a cumulative basis, 25% on the first anniversary of the vesting of the initial 50%, and 25% on the second anniversary of the vesting of the initial 50%. Certain members of the executive management of the Company were awarded performance-based options on March 20, 2002 (the “March Options”) and August 6, 2002 (the “August Options”). The purpose of these performance-based options was to better align executive management’s compensation with growth of the Company. Both the March Options and August Options vest (1) 50% upon the achievement of four consecutive quarters of positive cash flow, on a cumulative basis, as defined in the option agreements (the “First Performance Date”), (2) 25% upon the first anniversary of the First Performance Date, and (3) 25% on the second anniversary of the First Performance Date. The options have a ten-year life and were issued with an exercise price above the fair value of the underlying stock on the date of the grant. The Company follows APB Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the measurement date over the exercise price.

     During the second quarter of 2003, the Company achieved the cash flow performance for the March Options and established the First Performance Date for the March Options. Accordingly, the first 50% of the March Options vested in accordance with the terms of the option agreement. The Company has recorded compensation expense in 2004, 2003 and 2002 in the amount of $78, $438 and $0 in connection with the March Options, which includes the cost related to the 50% vested during the period and a prorated amount for the 50% to be vested over the next two years according to the agreement. During 2004, coincident with the Chief Executive Officer leaving the Company, the amortization of compensation expense related to his portion of the March Options was halted. Upon his departure, the Chief Executive Officer forfeited 550 unvested options granted in 2002. The Company will expense the remaining compensation cost for the other executive over the vesting period.

     In connection with the August Options, the Company has not recorded any stock compensation expense, as the exercise price of the performance-based options is $2.00, which is currently in excess of the fair market value of the stock.

     The stock options and warrants expire as follows:

		Weighted
		Average
Year Ending December 31, 2004	Shares	Exercise Price
2005	1,902	$1.85
2006	—	—
2007	10	$1.60
2008	10	$1.60
2009	10,629	$1.13
Thereafter	3,461	$1.52

	16,012	$1.30

11. TREASURY STOCK

     In July 2001, the Company purchased for approximately $800 an aggregate of 533 shares of the Company’s common stock from a former Company director and members of his family. On April 1, 2002, Cypress Holding announced that its Board of Directors had approved the use of up to $500 for repurchase of its common stock. Under this stock repurchase program, as of December 31, 2004, the Company had purchased approximately 61 shares of the Company’s common stock at fair value for approximately $60. The shares were accounted for as treasury stock and are shown separately as a deduction from the total common stock.

12. RELATED PARTY TRANSACTIONS

     In February 2002, the Company entered into severance arrangements with certain officers and employees of the Company. Under these arrangements, the Company paid out severance of approximately $400 during the first quarter of 2002.

     See also Notes 8(b) and (c) for interim bridge financing and a convertible note payable with related parties, equity securities issued to related parties and subsequent event, respectively.

13. INCOME TAXES

     The benefit/(provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Current	$—	$—	$—
Deferred	(3,462)	1,602	5,573
(Increase)/Decrease in valuation allowance	3,462	(1,602)	(5,573)
Income tax benefit / (provision)	$—	$—	$—

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of as of December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Non-current deferred tax assets:
Net operating loss carryforwards	$150,694	$137,344	$96,999
Allowance for doubtful accounts	83	161	411
Acquired liabilities accrual	271	402	8,371
Real estate access rights	32,306	39,520	46,734
Property, plant & equipment	10,367	19,785	15,395
Stock Based compensation	454	423	—
Other – Intangible assets	19	21	311

Total non-current deferred tax assets	$194,194	$197,656	$168,249

Net deferred income taxes:
Valuation allowance	(194,194)	(197,656)	(168,249)
Net deferred income taxes	$—	$—	$—

At December 31, 2004, Cypress Communications had available federal net operating loss carry forwards of approximately $386,000 that expire from 2012 to 2024. The utilization of $223,000 of these loss carry forwards is subject to an annual limitation as a result of a change in ownership of Cypress Communications, as defined in the Internal Revenue Code. The limitation does not reduce the total amount of net operating losses that may be taken, but rather substantially limits the amount that may be used during a particular year. Cypress Communications also had various state net operating loss carry forwards that expire from 2012 to 2024. Management has reviewed the net deferred tax assets as of December 31, 2004, and determined that it is more likely than not that all of the deferred tax assets will not be realized. The amount of the valuation allowance has decreased as of December 31, 2004, due to changes in deferred tax balances relative to real estate access rights and property, plant and equipment.

     A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
Income tax expense/(benefit) at statutory rate	$148	35%	$(1,438)	(35)%	$(3,998)	(35)%
State income taxes, net of federal benefit	17	4%	(164)	(4)%	(456)	(4%)
Reduction in NOL Carryover	3,258	770%
Meals & Entertainment & Penalties	39	9%	—	%	(1,119)	(1.85%)

Increase/(decrease) in valuation allowance	(3,462)	(818)%	1,602	39%	5,573	40.85%
Income tax provision/(benefit)	—	—	—	—	—	—

14. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Profit Sharing Plan (the “Plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate on the first full month following the date of employment. The Company did not make any matching contributions in 2004 or in any of the prior periods presented.

15. PENDING ACQUISITION OF THE COMPANY

     On November 5, 2004, Cypress Holding, TechInvest Holding Company, Inc., an affiliate of Arcapita Inc. (“Parent”), and TechInvest Acquisition, Inc., a wholly-owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Parent will acquire Cypress Holding by the merger of Purchaser with and into Cypress Holding, with Cypress Holding surviving the merger as a wholly-owned subsidiary of Parent. The total value of the transaction, at the time of the execution of the Merger Agreement, was $39,350. The Merger Agreement contains provisions for final merger consideration adjustments, upwards or downwards, based on the achievement of certain conditions pertaining to changes in certain current assets and liabilities between the execution of the Merger Agreement and closing of the transaction.

     On February 3, 2005, in recognition of the potential increase in working capital relating to the telecommunications tax recovery, Cypress Holding and Parent agreed to amend the Merger Agreement (the “Amendment”) to increase the merger consideration by $935, making the total value of the transaction $40,285. The parties also agreed in the Amendment, among other things, that accounts receivable attributable to the telecommunications tax recovery will be capped in light of the increase in the merger consideration for purposes of calculating the final merger consideration adjustment.

     The Merger Agreement provides that the merger consideration will first be used to repay outstanding indebtedness. The remaining consideration, after transaction expenses, will be distributed to stockholders, with an estimated price per share of $1.71, subject to final merger consideration adjustments (The $1.71 per share cash consideration is estimated by Cypress Holding as of December 31, 2004 and is subject to adjustment upwards or downwards pursuant to the merger agreement).

     The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including receipt of stockholder and regulatory approvals and other conditions.

     On March 15, 2005, a majority of the shareholders of each class of the Company’s voting stock voted to approve the Merger Agreement

     The Company incurred $597 in expenses during 2004 related to the solicitation, negotiation and completion of the sale transaction, which are recorded in general and administrative expense in the consolidated statement of operations.

16. SUBSEQUENT EVENTS

     In January 2005, a shareholder exercised outstanding warrants to purchase 850 shares of the Company’s Common Stock through payment to the Company of $850.

     In March 2005, a former employee exercised options to purchase 400 shares of the Company’s Common Stock through payment to the Company of $600.

17. QUARTER-BY-QUARTER COMPARISON (UNAUDITED) (In thousands, except per share data)

	First	Second	Third	Fourth
2004
Operating revenues	$19,884	$20,271	$19,433	$19,394
Net Income (Loss)	(631)	664	303	87
Basic Income (Loss) per share	(0.11)	0.11	0.05	0.01
Diluted Income (Loss) per share	(0.11)	0.11	0.05	0.01
Weighted Average Common Shares Outstanding (basic)	5,874	5,874	5,874	5,874
Weighted Average Common Shares Outstanding (diluted)	5,874	5,874	5,874	7,810

	First	Second	Third	Fourth
2003
Operating revenues	$21,964	$21,808	$21,046	$19,808
Net Income (Loss)	(1,148)	(56)	(1,830)	(1,129)
Per common share Basic and Diluted
Basic and Diluted Loss per share	(0.20)	(0.01)	(0.31)	(0.19)
Weighted Average Common Shares Outstanding	5,874	5,874	5,874	5,874

Report of Independent Registered Public Accounting Firm

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

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

					Other
					Compre-
			Additional	Deferred	hensive	Accu-	Stock-	Compre-
			Paid-In	Compen-	Income	mulated	holders’	hensive
	Shares		Capital	sation	(Loss)	Deficit	Equity	Loss
BALANCE, January 1, 2002	4,926,000	$6,000	$569,827,000	$(6,312,000)	$(47,000)	$(508,739,000)	$54,735,000	$—
Write-off of deferred compensation	—	—	—	6,312,000	—	—	6,312,000	—
Unrealized loss on short-term investments	—	—	—	—	(31,000)	—	(31,000)	(31,000)
Net loss	—	—	—	—	—	(7,705,000)	(7,705,000)	(7,705,000)

Comprehensive loss								$(7,736,000)

BALANCE, January 31, 2002	4,926,000	$6,000	$569,827,000	$—	$(78,000)	$(516,444,000)	$54,735,000

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE ONE-MONTH PERIOD FROM JANUARY 1, 2002 TO JANUARY 31, 2002

1. ORGANIZATION AND NATURE OF BUSINESS

     Cypress Communications, Inc. and its subsidiaries (“Cypress Communications” or the “Company”) provide a full range of communications services to businesses in multi-tenant office buildings located in select major metropolitan markets within the United States. In February 2002, the Company was acquired by Cypress Communications Holding Co., Inc. (“Cypress Holding”). The Company’s communications services include high speed Internet access and data services, local and long-distance voice services, feature-rich digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. The Company delivers these services over state-of-the-art fiber optic, digital, and broadband networks that Cypress Communications designs, constructs, owns, and operates inside large- and medium-sized office buildings.

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

DEFERRED COMPENSATION

     Deferred compensation has been expensed in the one-month period ended January 31, 2002 due to the acceleration of vesting provision of the underlying equity instrument in connection with the acquisition by Cypress Holding (note 5).

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

4. INCOME TAXES

     The Company has estimated net operating loss carryforwards of approximately $222 million. The net operating loss carryforwards begin to expire in the year 2017 if not previously utilized. Additionally, use of the Company’s net operating losses is limited due to certain ownership changes as defined in Section 382 of the Internal Revenue Code. Utilization of existing net operating loss carryforward may be further limited in future years as a result of the purchase by Cypress Holding (Note 5).

5. SUBSEQUENT EVENTS

ACQUISITION OF THE COMPANY

     In January 2002, the Company entered into a definitive agreement providing for the sale of the Company to Cypress Holding. Pursuant to the agreement, Cypress Holding initiated a tender offer for all the outstanding shares of common stock of the Company, including the associated rights to purchase preferred stock, at $3.50 per share net to the seller, in cash. The transaction, which was subject to 90% of the shares outstanding being tendered and not withdrawn, as well as other customary and legal closing conditions, was completed on February 25, 2002 with approximately 94% of the shares tendered for cash payments of approximately $15 million. The acquisition of the remaining shares was completed immediately after the closing of the tender through the short-form merger of a wholly owned subsidiary of Cypress Holding with and into the Company, with Cypress Communications surviving as a wholly owned subsidiary of Cypress Holding.

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

     In connection with the merger and resulting change of control, the Company paid out severance of $400,000 to the Company’s former CEO under a severance and separation arrangements that existed at December 31, 2001. Additionally, in February 2002, the Company entered into severance arrangements with certain other officers and employees of the Company. Under these arrangements, the Company paid out severance of approximately $400,000 upon the change of control resulting from the acquisition of the Company by Cypress Holding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures – Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Cypress Holding carried out an evaluation, with the participation of Cypress Holding’s management, including Cypress Holding’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Cypress Holding’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Cypress Holding’s Chief Executive Officer and Chief Financial Officer concluded that Cypress Holding’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in internal controls – Cypress implemented additional procedures designed to strengthen its existing internal controls that were not previously effective in monitoring Cypress’s exempt status for telecommunications taxes and surcharges, as more fully described in Note 9(e) to Cypress’s audited consolidated financial statements, there has been no change in Cypress Holding’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Cypress Holding’s internal control over financial reporting. There were no other changes that are reasonably likely to materially affect, Cypress Holding’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Cypress Holding’s executive officers and directors, and their ages are as follows:

Name	Age	Position

Gregory P. McGraw	50	Chief Executive Officer, President, Secretary and Director
Salvatore W. Collura	51	Executive Vice President and Chief Operating Officer
Neal L. Miller	45	Executive Vice President, Chief Financial Officer and Treasurer
Michael A. Floyd	46	Senior Vice President and Chief Marketing Officer
Ross J. Mangano	59	Chairman of the Board
Gerard H. Sweeney	48	Director
Steve G. Nussrallah	54	Director
Michael F. Elliott	46	Director

     Gregory P. McGraw has served as chief executive officer since May 2004 and as president of Cypress Holding since July 2002. Mr. McGraw also served as acting chief executive officer from March 2004 to May 2004, as chief operating officer from July 2002 to June 2004, as chief financial officer from July 2002 to November 2003 and as executive vice president from April 2002 to July 2002. Mr. McGraw has served as chief executive officer of Cypress Communications since May 2004 and as president of Cypress Communications since February 2002. Mr. McGraw has served as a director of Cypress Holding since June 2004. Mr. McGraw served as president and chief operating officer of Resurgence Communications, LLC from January 2001 to February 2002. Prior to that, he was executive vice president and corporate development officer for Convergent Communications, Inc. from August 1998 to January 2001. From July 1996 to August 1998, Mr. McGraw was a regulatory consultant, vice president of marketing and served as interim chief financial officer for Tie Communications, Inc. Mr. McGraw has a BS in Business Administration from George Mason University in Virginia.

     Salvatore W. Collura has served as chief operating officer since June 2004 and as executive vice president of Cypress Holding since July 2002. Mr. Collura has served as chief operating officer of Cypress Communications since June 2004 and as executive vice president of Cypress Communications since February 2002. Mr. Collura has more than 25 years of sales and operations management experience in the telecommunications industry and was most recently the executive vice president of Convergent Communications’ Voice Division. During his 17 years at Tie Communications, Mr. Collura held various regional and national positions in sales and general management and consistently earned top sales honors and awards. Prior to Tie Communications’ acquisition by Convergent, Mr. Collura was a regional VP/GM. Mr. Collura has a BS in Business Administration from the University of Nebraska at Lincoln.

     Neal L. Miller has served as executive vice president, chief financial officer and treasurer of Cypress Holding and Cypress Communications since November 2003. Mr. Miller has extensive experience building and managing financial business units and leading strategic planning and corporate development programs in the telecommunications, cable and software industries. From March 2003 to October 2003, Mr. Miller was an independent consultant providing financial and operations management expertise to several companies in the cable TV, software and telecom industries. From March 2000 to February 2003, Mr. Miller served as executive vice president and chief financial officer of CES International Inc., a software provider for the electric utility industry. Mr. Miller served as executive vice president and chief financial officer of Syntellect, Inc. from December 1995 to July 1998 and as a division president of Syntellect Interactive Services, Syntellect’s hosted services business unit, from February 1998 to February 2000. Mr. Miller has a BBA in Accounting from Georgia State University in Atlanta, Georgia.

     Michael A. Floyd has served as senior vice president and chief marketing officer of Cypress Communications since June 2004. From August 2003 to May 2004, Mr. Floyd served as an executive consultant for Cypress Communications focused on optimizing the sales channel model and Voice over

Internet Protocol (VoIP) initiatives. Mr. Floyd has extensive experience launching and managing new organizations, creating winning business strategies, leading transformational change and developing effective sales channel models in the telecommunications, data network, service provider and software industries. From January 2001 to March 2003, Mr. Floyd served as Senior Partner for Trilogy Software providing executive management consulting and custom software solutions to optimize multi-channel sales organizations. From March 1998 to December 2001, Mr. Floyd served as vice president and general manager of eBusiness for Bellsouth providing managed services, internet solutions, e-commerce solutions, data network infrastructure and call center solutions to Bellsouth business customers. Mr. Floyd has a BS in business administration from the University of North Carolina at Chapel Hill, North Carolina.

     Ross J. Mangano has served as a director of Cypress Holding since October 1998 and chairman of the board since February 2002. Mr. Mangano has also served as director and chairman of the board of Cypress Communications since February 2002. Mr. Mangano has served as the president of Oliver Estate, Inc., an investment management company located in South Bend, Indiana, since 1996. Prior to that time, Mr. Mangano served in various management positions with Oliver Estate, Inc. since 1971. Mr. Mangano also is an investment analyst for Oliver Estate, Inc. Mr. Mangano has served on the board of directors of BioSante Pharmaceuticals, Inc., a public company located in Lincolnshire, Illinois, since July 1999 and Orchard Software Company, a privately held company which develops software for the medical industry located in Carmel, Indiana, since August 1998.

     Gerard H. Sweeney has served as a director of Cypress Holding since January 2000 and as a director of Cypress Communications since February 2002. Mr. Sweeney also serves as president, chief executive officer and trustee of Brandywine Realty Trust. Mr. Sweeney has served as chief executive officer of Brandywine since August 1994, as president since November 1988 and as a trustee since February 1994. Brandywine Realty Trust is a public real estate investment trust located in Newtown Square, Pennsylvania. Prior to August 1988, Mr. Sweeney served as vice president of LCOR, Incorporated, a real estate development firm. Mr. Sweeney was employed by the Linpro Company (a predecessor of LCOR) from 1983 to 1994, during which time he served in several capacities, including financial vice president and general partner.

     Steve G. Nussrallah has served as a director of Cypress Holding and Cypress Communications since July 2002. Mr. Nussrallah has been a general partner of Noro-Moseley Partners, an Atlanta-based venture capital firm, since January 2001. Mr. Nussrallah has also served as chairman of the board of Concurrent Computer Corp., since October 2000. Before becoming chairman, Mr. Nussrallah served as president and chief executive officer of Concurrent from January 2000 to October 2000 and as president of its Xstreme division from January 1999 to December 1999. From March 1996 to March 1998, Mr. Nussrallah served as president and chief operating officer of Syntellect Inc.

     Michael F. Elliott has served as a director of Cypress Holding and Cypress Communications since July 2002. Mr. Elliott has served as a managing director of Wakefield Group, a North Carolina-based venture capital firm, since March 1997. Mr. Elliott served as a managing director of NationsBank Capital Investors from January 1994 through March 1997 and was a founding General Partner of NCNB Venture Co., LP. Prior to joining NationsBank, Mr. Elliott was a member of Ernst & Young’s Corporate Finance Group. Mr. Elliott serves as a director of several of the Wakefield Group’s portfolio companies.

     Audit Committee Financial Expert. The Board of Directors has determined that Gerard H. Sweeney is an “audit committee financial expert” as such term is defined in the rules promulgated by the SEC under the Sarbanes-Oxley Act of 2002.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Cypress Holding’s directors and executive officers, and persons who own more than 10% of Cypress Holding’s outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish us with copies of all such reports they file.

     To Cypress Holding’s knowledge, based solely on a review of Forms 3 and 4 and amendments thereto furnished to Cypress Holding under Exchange Act Rule 16a-3(e) during the year ended December 31, 2003 and Form 5 and amendments thereto furnished to Cypress Holding with respect to the year ended December 31, 2003, and any written representation that a Form 5 is not required to be filed, Cypress Holding believes that all of its directors, executive officers, 10% stockholders and other individuals designated as Section 16 filers by Cypress Holding complied during the year ended December 31, 2004 with the reporting requirements of Section 16(a) of the Exchange Act.

     CODE OF ETHICS

     Cypress Holding has adopted a Code of Ethics for its chief executive officer and senior financial officers. A copy of this code may be found at www.cypresscom.net. You will find the Code of Ethics by clicking Investors then Corporate Governance. Cypress Holding will satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its website. The information set forth on this website should not be deemed filed with, and is not incorporated by reference into, this Form 10-K or any of Cypress Holding’s other filings under the Securities Act or the Exchange Act, except to the extent that Cypress Holding specifically so provides.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth summary information concerning total compensation earned or paid to (i) Cypress Holding’s Chief Executive Officer during the year ended December 31, 2004, (ii) the four most highly compensated executive officers who served in such capacities as of December 31, 2004, which includes one executive officer of Cypress Holding’s wholly owned subsidiary, Cypress Communications, and (iii) Cypress Holding’s former Chief Executive Officer, collectively referred to below as the “named executive officers,” for the fiscal years ended December 31, 2002, 2003 and 2004:

						Long Term
						Compensation
		Annual Compensation				Awards
						Awards
						Securities
					Other Annual	Underlying		All Other
Name and Principal Position	Year	Salary	Bonus		Compensation	Options (#)		Compensation
Gregory P. McGraw	2004	$268,750		$—	$—	150,000	(1)	—
Chief Executive Officer,	2003	$300,000		$37,500	$—	—		—
President and Secretary	2002	$230,556		$—	$—	1,100,000	(1)	—

Salvatore W. Collura	2004	$220,000		$34,022	$—	100,000	(1)
Executive Vice President	2003	$220,000		$17,000	$—	100,000	(1)
and Chief Operating Officer	2002	$160,243		$—	$—	150,000	(1)

Neal L. Miller	2004	$200,000		$17,293	$—	100,000	(1)
Executive Vice President,	2003	$33,333		$—	$—	300,000	(1)
Chief Financial Officer and Treasurer	2002	$—		$—	$—	—		—

Michael A. Floyd	2004	$97,500		$11,117	$—	75,000	(1)	—
Senior Vice President and	2003	$—		$—	$—	—		—
Chief Marketing Officer	2002	$—		$—	$—	—		—

Thomas J. Francis	2004	$150,000		$12,264	$—	10,000	(1)	—
Senior Vice President of	2003	$106,250		$—	$—	50,000	(1)	—
Cypress Communications	2002	$—		$—	$—	—		—

Charles B. McNamee	2004	$62,500	$		$—	—		$180,000	(3)
Former Chief Executive	2003	$300,000		$37,500	$—	—		—
Officer (2)	2002	$230,556		$—	$—	1,100,000	(1)(2)	—

(1)	Stock options issued pursuant to 1999 Employee Equity Incentive Plan.

(2)	Mr. McNamee left employment with Cypress Holding in March 2004 at which time he forfeited 550,000 unvested options granted in 2002.

(3)	Severance.

Stock Option Grants in Fiscal 2004

			% of Total
			Options/
	Number of		SARS			Potential Realizable Value at
	Securities		Granted to			Assumed Annual Rates of Stock
	Underlying		Employees	Exercise or		Price Appreciation for Option
	Options/SARS		in Fiscal	Base	Expiration	Term
Name	Granted		Year	Price($/Sh)	Date	5%($)	10%($)

Charles B. McNamee	—		—	—	—	—	—
Gregory P. McGraw	150,000	(1)	20.65%	1.25	4/20/14	$108,171	$250,524
Salvatore W. Collura	100,000	(1)	13.76%	1.25	4/20/14	72,114	167,016
Neal L. Miller	100,000	(1)	13.76%	1.25	4/20/14	72,114	167,016
Michael A. Floyd	75,000	(1)	10.32%	1.25	6/15/14	74,840	142,457
Thomas J. Francis	10,000	(1)	1.38%	1.25	2/2/14	6,750	16,320

(1)	These incentive stock options vest 25% on each of the first four anniversaries of the grant date.

Aggregated Stock Option Exercises and Values for Fiscal 2004

			Number of Shares		Value of Unexercised
	Shares		Underlying Unexercised		in-the-Money Options
	Acquired		Options at Year Ended		at Year Ended
	Upon	Realized	December 31, 2004		December 31, 2004
Name	Exercise	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles B. McNamee	—	$—	550,000	—	$—	$—
Gregory P. McGraw	—	$—	825,000	275,000	$—	$—
Salvatore W. Collura	—	$—	100,000	250,000	$—	$—
Neal L. Miller	—	$—	75,000	325,000	$—	$—
Michael A. Floyd	—	$—	—	75,000	$—	$—
Thomas J. Francis	—	$—	12,500	47,500	$—	$—

Director Compensation

     All directors are reimbursed for travel expenses incurred in connection with attending board and committee meetings. Directors are not entitled to additional fees for serving on committees of the board. From time to time, the Company may also grant to its non-employee directors options after reviewing the level of compensation paid to non-employee directors by other similarly situated companies.

Employment Agreements and Retention Awards

     Charles B. McNamee. Charles B. McNamee, former chief executive officer of the Company and Cypress Communications, entered into an employment agreement with Cypress Communications in February 2002. The agreement continued until he left employment with us in March 2004. Pursuant to the agreement, as amended, Mr. McNamee received an annualized salary of $300,000. Mr. McNamee also received options to purchase 1,100,000 shares of Cypress Holding common stock.

     Gregory P. McGraw. Gregory P. McGraw, chief executive officer, president and director of Cypress Holding and chief executive officer and president of Cypress Communications, entered into an employment agreement with Cypress Communications in February 2002. This agreement was modified by unanimous written consent of the board of directors in April 2004. The agreement is for a term of one year and will continue year to year unless sooner terminated. Pursuant to the agreement, as amended, Mr. McGraw will serve as the president and chief operating officer of Cypress Communications and will receive an annualized salary of $250,000. Mr. McGraw is eligible for an executive incentive bonus plan equal to $100,000.00 upon the completion of 100% of the performance objectives set by the Board for fiscal year 2004. Mr. McGraw also received options to purchase 150,000 shares of Cypress Holding common stock. Under the agreement, Mr. McGraw is eligible to participate in any bonus, incentive, profit-sharing, performance, discretionary pay or similar agreement, plan, policy, program or arrangement adopted by the board of directors. In addition, Mr. McGraw also receives other benefits generally available to Company employees, including paid vacation, insurance benefits and other benefit plans. If Mr. McGraw is terminated “without cause” or coincident with a “change of control” or terminates his own employment for “good reason” (as defined in his agreement), he will continue to receive his base salary and benefits for 12 months following the date of termination and the Company shall accelerate Mr. McGraw’s stock options.

     Neal L. Miller. Neal L. Miller, executive vice president, chief financial officer and treasurer of Cypress Holding and the executive vice president and chief financial officer of Cypress Communications, entered into an employment agreement with Cypress Communications in November 2003. The agreement is for a term of one year and will continue year to year unless sooner terminated. Pursuant to the agreement, Mr. Miller will serve as the executive vice president and chief financial officer of Cypress Communications and will receive an annualized salary of $200,000. Mr. Miller also received options to purchase 300,000 shares of Cypress Holding common stock. Under the agreement, Mr. Miller is eligible to participate in any bonus, incentive, profit-sharing, performance, discretionary pay or similar agreement, plan, policy, program or arrangement adopted by the board of directors. In addition, Mr. Miller also receives other benefits generally available to Company employees, including paid vacation, insurance benefits and other benefit plans. If Mr. Miller is terminated “without cause” or coincident with a “change of control” or terminates his own employment for “good reason” (as defined in his agreement), he will continue to receive his base salary and benefits for 6 months following the date of termination. In certain termination situations, including a change of control, the Company shall accelerate Mr. Miller’s stock options.

     Salvatore W. Collura. Salvatore W. Collura, executive vice president and chief operating officer of Cypress Holding, entered into an employment agreement with Cypress Holding in May 2004. The agreement is for a term of one year and will continue year to year unless sooner terminated. Pursuant to the agreement Mr. Collura will serve as the executive vice president and chief operating officer of Cypress Holding and will receive an annualized salary of $220,000. Mr. Collura also received options to purchase 100,000 shares of Cypress Holding common stock. Under the agreement, Mr. Collura is eligible to participate in any bonus, incentive, profit-sharing, performance, discretionary pay or similar agreement, plan, policy, program or arrangement adopted by the board of directors. In addition, Mr. Collura also receives other benefits generally available to Company employees, including paid vacation, insurance benefits and other benefit plans. If Mr. Collura is terminated “without cause” or coincident with a “change of control” or terminates his own employment for “good reason” (as defined in his agreement), he will continue to receive his base salary and benefits for 6 months following the date of termination. In certain termination situations, including a change of control, the Company shall accelerate Mr. Collura’s stock options.

     Key Executive Officer Retention Plan. In connection with our board of directors consideration of a change in control event, the board adopted the Cypress Communications, Inc. Key Executive Officer Retention Plan, or KEORP, in August 2004 and amended the KEORP with respect to the President and Chief Executive Officer in November 2004. The key executive officer participants in the KEORP are Gregory P. McGraw, Salvatore W. Collura and Neal L. Miller. Pursuant to the KEORP, the executive officers were granted retention awards payable following a change in control event if within twelve months of the change of control the executive officer’s employment is terminated without cause or the executive officer resigns for good reason. In addition, the employment agreement for each of these executive officers includes a severance award, pursuant to which each executive officer would be entitled to receive payment over 6 or 12 months in the event that, coincident with a change in control event, the executive officer’s employment is terminated at employee’s direction or otherwise. Upon termination in connection with a change in control event, the executive officers are entitled to severance and retention awards as follows:

Executive Officer	Severance Award	Retention Award
Greg McGraw, President and Chief Executive Officer	$300,000	$375,000

Salvatore W. Collura, Executive Vice-President and Chief Operating Officer	$110,000	$100,000

Neal L. Miller, Executive Vice-President, Chief Financial Officer and Treasurer	$100,000	$100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 1, 2005, we had 6,723,395 issued and outstanding shares of common stock. The following table presents information about the beneficial ownership of our common stock, as of March 1, 2005 by each person or group we know to own more the 5% of the common stock, by each of our directors and executive officers, and by all of our directors and executive officers as a group. The beneficial ownership table includes warrants and options exercisable within 60 days.

	Number of	Percent of	Number of	Percent of
	Shares	Shares	Shares	Shares
	Common Stock	of Common	Preferred Stock	of Preferred
	Beneficially	Stock	Beneficially	Stock
Name of Beneficial Owner	Owned	Outstanding	Owned	Outstanding
5% Stockholders
Brandywine Operating Partnership, L.P. (1)	532,692	7.75%	—	—%
Noro-Moseley V, LLP (2)	8,007,390	54.35%	72.9	72.9%
Wakefield Group III, LLC (3)	1,834,117	21.43%	16.7	16.7%
Dolphin Equity Partners (4)	1,131,930	14.41%	10.4	10.4%
Jo & Co. (5)	1,257,232	18.70%	—	—%
Troon & Co. (6)	551,615	7.91%	—	—%
Jordan E. Glazov (7)	667,344	9.90%	—	—%

Charles B. McNamee(8)	550,000	7.56%	—	—%

Directors and Executive Officers
Ross J. Mangano (9)	2,766,593	37.86%	—	—%
Gerard H. Sweeney (10)	577,692	8.38%	—	—%

	Number of	Percent of	Number of	Percent of
	Shares	Shares	Shares	Shares
	Common Stock	of Common	Preferred Stock	of Preferred
	Beneficially	Stock	Beneficially	Stock
Name of Beneficial Owner	Owned	Outstanding	Owned	Outstanding
Steve G. Nussrallah (11)	8,007,390	54.35%	—	—%
Michael F. Elliott (12)	1,834,117	21.43%	—	—%
Gregory P. McGraw (13)	1,137,500	14.47%	—	—%
Salvatore C. Collura (14)	125,000	1.83%	—	—%
Neal L. Miller(15)	100,000	1.46%	—	—%
Michael A. Floyd	—	—	—	—
Thomas J. Francis(16)	27,500	0.40%	—	—
All Current Directors and Executive Officers as a Group (9 persons) (17)	14,575,792	68.43%	100	100%

(1)	The address of Brandywine Operating Partnership, L.P. is 401 Plymouth Road, Suite 500, Plymouth Meeting, Pennsylvania 19462. Includes 148,077 shares subject to warrants exercisable within 60 days of March 1, 2005.

(2)	The address of Noro-Moseley V, LLP is 9 North Parkway Square, 4200 Northside Parkway, Atlanta, Georgia 30327. Includes 8,007,390 shares subject to warrants exercisable within 60 days of March 1, 2005.

(3)	The address of Wakefield Group III, LLC is 1110 East Morehead Street, Charlotte, North Carolina 28204. Includes 1,834,117 shares subject to warrants exercisable within 60 days of March 1, 2005.

(4)	The address of Dolphin Equity partners is 750 Lexington Avenue, New York, New York 10022. Includes 1,131,930 shares subject to warrants exercisable within 60 days of March 1, 2005.

(5)	The address of Jo & Co. is 112 W. Jefferson Blvd., Suite 613, South Bend, Indiana 46601.

(6)	The address of Troon & Co. is 112 W. Jefferson Blvd., Suite 613, South Bend, Indiana 46601. Includes 247,692 shares subject to warrants exercisable within 60 days of March 1, 2005.

(7)	Includes 15,384 shares subject to warrants exercisable within 60 days of March 1, 2005. The remaining 651,960 shares are held in joint tenancy with Mr. Glazov’s wife. Does not include 3,568 shares held by one of Mr. Glazov’s sons, 3,568 shares held by another of Mr. Glazov’s sons and 2,318 shares held by Mr. Glazov’s daughter. Mr. Glazov disclaims beneficial ownership of such shares.

(8)	Includes 550,000 shares subject to options exercisable within 60 days of March 1, 2005.

(9)	Includes 25,000 shares of Cypress common stock subject to warrants exercisable within 60 days of March 1, 2005. Includes 404,652 shares held by trusts of which Mr. Mangano serves as trustee, as follows: Joseph D. Oliver Trust — GO Cunningham Fund (98,288), Joseph D. Oliver Trust — James Oliver II Fund (98,288), Joseph D. Oliver Trust — Joseph D. Oliver, Jr. Fund (98,288), Joseph D. Oliver Trust — Susan C. Oliver Fund (98,288), J. Oliver Cunningham Jr. Revoc Trust (11,500). Also includes the following: warrants to purchase 103,500 shares held by the J. Oliver Cunningham Trust; warrants to purchase 103,500 shares held by the Anne C. McClure Trust; warrants to purchase 103,500 shares held by the Jane C. Warriner Trust; 1,257,232 shares held by Jo & Co., a corporation for which Mr. Mangano serves as President; 68,973 shares held by James Hart over which Mr. Mangano has voting and/or dispositive control. Also includes 303,923 shares and warrants to purchase 247,692 shares held by Troon & Co.

(10)	Includes 25,000 shares subject to warrants exercisable within 60 days of March 1, 2005. Includes 384,615 shares held by Brandywine Operating Partnership, L.P. and 148,077 shares subject to warrants held by Brandywine Operating Partnership, L.P., of which Mr. Sweeney disclaims any beneficial ownership. Mr. Sweeney is the President and Chief Executive Officer of Brandywine Realty Trust, the general partner of Brandywine Operating Partnership, L.P.

(11)	Includes 8,007,390 shares subject to warrants exercisable within 60 days of March 1, 2005.

(12)	Includes 1,834,117 shares subject to warrants exercisable within 60 days of March 1, 2005.

(13)	Includes 1,137,500 shares subject to options exercisable within 60 days of March 1, 2005.

(14)	Includes 125,000 shares subject to options exercisable within 60 days of March 1, 2005.

(15)	Includes 100,000 shares subject to options exercisable within 60 days of March 1, 2005.

(16)	Includes 27,500 shares subject to options exercisable within 60 days of March 1, 2005.

(17)	See footnotes (8) through (16) above.

     Equity Compensation Plans

     For information on our equity compensation plans, see Item 5 and Note 10 to our consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 2002, Cypress Holding, through its wholly owned subsidiary, Cypress Communications, completed the purchase of certain assets of Intermedia Advanced Building Networks, the shared tenant telecommunications services business of WorldCom, Inc (“ABN/STS”). Cypress Holding and Cypress Communications raised $28 million to finance the acquisition. The $28 million financing included:

(i)	a $10 million senior secured revolving credit facility from Silicon Valley Bank (as amended, the “Senior Credit Facility”);

(ii)	an $8 million bridge loan (the “Bridge Loan”) from the J. Oliver Cunningham Trust (the “JOC Trust”), the Anne C. McClure Trust (the “ACM Trust”), the Jane C. Warriner Trust (the “JCW Trust”), Noro-Moseley Partners V, L.P.(“Noro-Mosley”), and the Wakefield Group III, LLC (“Wakefield” and together with the JOC Trust, the ACM Trust, the JCW Trust and Noro-Mosley, the “Bridge Lenders”); and

(iii)	the sale of $10 million of Fixed Rate Convertible Notes due July 1, 2009 (the “Convertible Notes”) to Dolphin Communications, Dolphin Netherlands, Noro-Moseley and Wakefield (collectively, the “Purchasers”).

     The JOC Trust, the ACM Trust and the JCW Trust are affiliates of certain stockholders of Cypress Holding and of Mr. Mangano. Mr. Michael F. Elliot is the managing director of Wakefield. Mr. Steve G. Nussrallah is the general partner of Noro-Moseley.

     The Bridge Loan was obtained by Cypress Holding and Cypress Communications pursuant to a Loan Agreement dated July 16, 2002 among Cypress Holding, Cypress Communications and the Bridge Lenders and was amended on March 24, 2004. The Bridge Loan accrues interest at 14% per annum and matures on (A) the earlier to occur of, if the maturity date of the Senior Credit Facility is extended beyond July 16, 2004, (i) one business day following the maturity, acceleration or termination of the Senior Credit Facility and (ii) July 16, 2005 or (B) the earlier to occur of, if the maturity date of the Senior Credit Facility is not extended beyond July 16, 2004, (i) one business day following the refinancing of the Senior Credit Facility with funds sufficient to satisfy Cypress Holding’s obligations to the Bridge Lenders and (ii) July 16, 2005 . Each Bridge Lender was entitled to receive an initial loan fee equal to 2.5% of that portion of the Bridge Loan that was funded by such Bridge Lender. Because the Bridge Loan was outstanding 60 days after the closing, Cypress Holding and Cypress Communications became obligated to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. Because the Bridge Loan was outstanding 90 days after the closing of the Bridge Loan, Cypress Holding and Cypress Communications became obligated subsequent to the end of the quarterly period ended September 30, 2002 to pay each Bridge Lender an additional loan fee equal to 1.25% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. Additionally, as the Bridge Loan was outstanding 120 days after the closing of the Bridge Loan, Cypress Holding and Cypress Communications became obligated to pay to each Bridge Lender an additional loan fee equal to 1.00% of the then outstanding principal balance of such Bridge Lender’s share of the Bridge Loan. The loan fees described above are cumulative and are payable on the earlier to occur of the maturity date of the Bridge Loans or the date on which the Bridge Loans are paid in full. At the closing of the

Bridge Loan, Cypress Holding issued the Bridge Lenders warrants to purchase an aggregate of 400,000 shares of Cypress Holding’s common stock at an exercise price of $1.13 per share. These warrants are exercisable for a term of 10 years.

     The Convertible Notes were issued by Cypress Holding and Cypress Communications pursuant to a Purchase Agreement dated July 16, 2002 among Cypress Holding, Cypress Communications and the Purchasers. The Convertible Notes accrue interest at the rate of 7.5% per annum, compounded quarterly, and payable at maturity of the notes, whether upon their stated maturity of July 1, 2009, or earlier as a result of acceleration in the event of a default or upon redemption of the Convertible Notes. The principal of and accrued interest on the Convertible Notes is convertible into Cypress Holding’s common stock at $1.13 per share. The Convertible Notes are redeemable by Cypress Holding or Cypress Communications at any time by payment of the outstanding principal balance and accrued interest. In the event that the Convertible Notes are redeemed, the Purchasers have been issued warrants which will then be eligible for exercise to purchase the number of shares of common stock of Cypress Holding that the Convertible Notes were convertible into on the redemption date at a conversion price of $1.13 per share. In connection with the issuance of the Convertible Notes, Cypress Holding, the Purchasers and the Bridge Lenders entered into a registration rights agreement, which provides for the registration of the common stock issuable upon (i) the conversion of the Convertible Notes; (ii) the exercise of the Warrants issued in connection with the Bridge Loan; and (iii) the exercise of the Warrants exercisable upon the redemption of the Convertible Notes.

     In connection with the issuance of the Convertible Notes, the Purchasers were issued a total of 100 shares of Cypress Holding’s Preferred Stock without additional consideration. The rights of the Preferred Stock are set forth in a Certificate of Designations adopted by the Board of Directors. The holders of a majority of the Preferred Stock are entitled to elect two members of the Board of Directors and the holders of the Preferred Stock are entitled to receive dividends and distributions equal to those payable to the holders of an equivalent number of shares of Cypress Holding’s common stock. In addition, Cypress Holding may not, without the prior written consent of holders of a majority of the Preferred Stock, (i) increase or decrease (other than by redemption or conversion) the authorized number of shares of Preferred Stock; (ii) cancel or modify the voting rights of the holders of Preferred Stock; cancel or modify the rights of the holders of Preferred Stock; or (iii) amend, waive, alter, modify or repeal any provision of the Certificate of Incorporation or Bylaws of Cypress Holding, if such amendment, alternation, modification or repeal would adversely affect the Preferred Stock, including the issuance of preferred stock with voting rights senior to or pari passu with the Preferred Stock. The Preferred Stock is redeemable by Cypress Holding in the event that:

(a)	at least 75% of the principal amount of the Convertible Notes is converted into shares of common stock of Cypress Holding;

(b)	at least 75% of the principal amount of the Convertible Notes is redeemed;

(c)	Cypress Holding has submitted an application in good faith to apply for listing on AMEX, NASDAQ or another national exchange to register its securities on such exchange, the average daily trading price per share of the common stock as reported in such application is at least $4.00 per share, and Cypress Holding subsequently receives a comment from such exchange that its application for listing will not be accepted so long as the Series A Preferred remains outstanding with the voting rights described herein; or

(d)	the outstanding principal and interest on the Convertible Notes are paid in full on the maturity date of the Convertible Notes.

     The redemption price for the Preferred Stock is $0.001 per share.

     Cypress Holding believes that all transactions between it and the related parties are on terms no less favorable to us than those terms Cypress Holding could have obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     During the years ended December 31, 2004 and 2003, Deloitte & Touche billed Cypress Holding the fees set forth below in connection with services rendered by those firms to Cypress Holding.

	2004	2003
Audit Fees	$183	$190
Audit Related Fees	35	9
Tax Fees	53	54
All Other Fees	0	0
Total Fees	$271	$253

     Audit Fees include fees for services performed to comply with generally accepted auditing standards, including the recurring audit of Cypress Holding’s financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal accountant reasonably can provide to a client, such as procedures related to audit of income tax provisions and related reserves, comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

     Audit-Related Fees include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of Cypress Holding’s financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding generally accepted accounting principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of the new SEC and Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation. Audit-related fees also include audits of pension and other employee benefit plans, as well as the review of information systems and general internal controls unrelated to the audit of the financial statements.

     Tax fees primarily include fees associated with tax audits, tax compliance, tax consulting, as well as domestic and international tax planning. This category also includes tax planning on mergers and acquisitions, restructurings, as well as other services related to tax disclosure and filing requirements.

     All other fees primarily include fees associated with products and services provided by the principal accountant, other than those that are included in “audit fees,” “audit-related fees” and “tax fees.”

     None of the fees paid to the independent auditors were approved by the Audit Committee after the services were rendered pursuant to the “de minimis” exception established by the SEC for the provision of non-audit services.

     The Audit Committee has considered whether the provision of services described above under “Audit Related Fees,” “Tax Fees,” and “All Other Fees” is compatible with maintaining the independence of Deloitte & Touche, and has concluded that it is so compatible.

     Pre-Approval Policy

     The Audit Committee Charter provides that the Audit Committee shall pre-approve all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for Cypress Holding by its independent auditors; provided that the Chairman of the Audit Committee may pre-approve all auditing and permitted non-audit services that do not exceed $25,000 and the Chairman shall report any approval given at the next Audit Committee meeting. The Audit Committee pre-approved all audit fees in 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     a) Exhibits

EXHIBITS	DESCRIPTION
2.1	Form of Certificate of Merger (1)

2.2	Plan and Agreement of Merger (1)

2.3	Agreement and Plan of Merger, dated January 10, 2002 by and among Cypress Communications, Inc., Cypress Communications Holding Co., Inc. and Cypress Merger Sub, Inc. (2)

2.3.1	Amendment No. 1 to the Merger Agreement, dated January 17, 2002 (2)

2.4	Agreement and Plan of Merger, dated November 5, 2004 by and among Cypress Communications Holding Co., Inc., TechInvest Holing Company, Inc. and TechInvest Acquisition, Inc. (13)

2.4.1	Amendment No. 1 to Agreement and Plan of Merger, dated February 3, 2005 by and among Cypress Communications Holding Co., Inc., TechInvest Holing Company, Inc. and TechInvest Acquisition, Inc. (15)

2.5	Voting Agreement, dated November 5, 2004 by and among TechInvest Holding Company, Inc. and the preferred stockholders listed therein. (13)

2.6	Voting Agreement, dated November 5, 2004 by and among TechInvest Holding Company, Inc. and the common stockholders listed therein. (13)

3.1	Certificate of Incorporation (1)

3.1.1	Amendment to Certificate of Incorporation (11)

3.2	Bylaws (3)

4.1	Form of Common Stock Certificate (1)

4.2	Registration Rights Agreement dated October 2, 1998 (1)

4.2.1	Amendment dated September 24, 1999 to Registration Rights Agreement dated October 2, 1998 (1)

4.3	Registration Rights Agreement, dated July 16, 2002, by and among Cypress Communications Holding Co., Inc. and the purchasers listed therein (12)

4.4	Intercreditor (Subordination) Agreement, dated July 16, 2002, J. Oliver Cunningham Trust dated February 26, 1971, the Anne C. McClure Trust dated February 26, 1971, the Jane C. Warriner Trust dated February 26, 1971, Noro-Moseley Partners V, L.P., Wakefield Group III and the Noteholders signatories thereto (12)

10.1	Employment Agreement dated as of February 21, 2002 between Cypress Communications, Inc. and Gregory P. McGraw (4)

10.1.1	Unanimous Written Consent In Lieu of a Special Meeting of the Board of Directors of Cypress Communications Holding Co., Inc. modifying the employment agreement of Gregory P. McGraw, Chief Executive Officer and President (14)

10.2	Employment Agreement dated as of November 1, 2003 between Cypress Communications and Neal L. Miller (12)

10.3	1999 Employee Equity Incentive Plan (1)

10.3.1	First Amendment to Cypress Holding’s 1999 Employee Equity Incentive Plan (5)

10.3.2	Second Amendment to Cypress Holding’s 1999 Employee Equity Incentive Plan (6)

10.4	Asset Purchase Agreement dated as of October 18, 2000 between Cypress Holding and Apex Site Management, Inc. (7)

10.5	Stock Purchase Agreement dated July 26, 2001 between Cypress Holding and Craig M. Siegler (8)

10.6	Amended and Restated Loan and Security Agreement dated March 17, 2004 between Cypress Communications, Inc., Cypress Communications Operating Company, Inc. and Silicon Valley Bank (9)

10.7	Asset Purchase Agreement, dated May 31, 2002 by and among Intermedia Communications, Inc., Shared Technologies Fairchild, Inc., Share Technologies Fairchild

EXHIBITS	DESCRIPTION
Telcom, Inc., MCI Worldcom Communications, Inc., Worldcom, Inc. and Cypress Communications, Inc. (10)

10.8.1	Amendment No. 1 to Asset Purchase Agreement and Waiver, dated July 17, 2002, by and among Intermedia Communications, Inc., Shared Technologies Fairchild, Inc., Share Technologies Fairchild Telcom, Inc., MCI Worldcom Communications, Inc., Worldcom, Inc. and Cypress Communications, Inc. (10)

10.9	Omnibus Post-Closing Agreement, dated July 17, 2002, by and among Intermedia Communications, Inc., Shared Technologies Fairchild, Inc., Share Technologies Fairchild Telcom, Inc., MCI Worldcom Communications, Inc., Worldcom, Inc. and Cypress Communications, Inc. (10)

10.10	Loan Agreement, dated as of July 16, 2002, by and among J. Oliver Cunningham Trust dated February 26, 1971, the Anne C. McClure Trust dated February 26, 1971, the Jane C. Warriner Trust dated February 26, 1971, Noro-Moseley Partners V, L.P., Wakefield Group III, LLC, Cypress Communications Holding Co., Inc. and Cypress Communications, Inc. (12)

10.11	First Amendment to the Loan Agreement, dated March 25, 2004, by and among J. Oliver Cunningham Trust dated February 26, 1971, the Anne C. McClure Trust dated February 26, 1971, the Jane C. Warriner Trust dated February 26, 1971, Noro-Moseley Partners V, L.P., Wakefield Group III, LLC, Cypress Communications Holding Co., Inc. and Cypress Communications, Inc. (12)

10.12	Purchase Agreement, dated July 16, 2002, by and among Cypress Communications Holding Co., Inc. and the parties listed therein (12)

10.13	Loan Modification Agreement by and among Cypress Communications, Inc., Cypress Communications Operating Company, Inc. and Silicon Valley Bank, dated July 12, 2004 (9)

10.14	Executive Employment Agreement dated as of May 15, 2004 between cypress Communications Holding Co., Inc. and Salvatore W. Collura (11)

10.15	Key Executive Officer Retention Plan, adopted August 16, 2004 (14)

10.15.1	First Amendment to the Key Executive Officer Retention Plan, dated November 4, 2004 (14)

10.16	Executive Compensation Arrangements *

10.17	Director Compensation Arrangements *

21.1	List of Cypress Holding’s Subsidiaries (6)

31.1	Certificate of Gregory P. McGraw, Chief Executive Officer pursuant to Rule 13a-14(a)*

31.2	Certificate of Neal L. Miller, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)*

32.1	Certificate of Gregory P. McGraw, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

32.2	Certificate of Neal L. Miller, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

*	Filed herewith

(1)	Incorporated by reference to Cypress Holding’s Registration Statement on Form 10-SB12G/A filed on June 8, 2000 (Registration No. 000-30401).

(2)	Incorporated by reference to Cypress Holding’s Schedule TO filed on January 22, 2002.

(3)	Incorporated by reference to Cypress Holding’s Form 10-QSB filed on August 14, 2002.

(4)	Incorporated by reference to Cypress Holding’s Form 10-KSB filed April 16, 2002.

(5)	Incorporated by reference to Cypress Holding’s Definitive Information Statement on Schedule 14A filed May 21, 2002.

(6)	Incorporated by reference to Cypress Holding’s Form 10-KSB filed on April 7, 2003.

(7)	Incorporated by reference to Cypress Holding’s Definitive Information Statement on Schedule 14C filed November 7, 2000.

(8)	Incorporated by reference to Cypress Holding’s Form 10-QSB filed on November 14, 2001.

(9)	Incorporated by reference to Cypress Holding’s Form 8-K filed on July 19, 2004.

(10)	Incorporated by reference to Cypress Holding’s Form 8-K filed on July 31, 2002.

(11)	Incorporated by reference to Cypress Holding’s Form 10-Q filed on August 10, 2004.

(12)	Incorporated by reference to Cypress Holding’s Form 10-KSB filed on March 30, 2004.

(13)	Incorporated by reference to Cypress Holding’s Form 8-K filed on November 8, 2004.

(14)	Incorporated by reference to Cypress Holding’s Form 10-Q filed on February 4, 2005.

(15)	Incorporated by reference to Cypress Holding’s Form 8-K filed on February 7, 2005.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2005.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

Dated: April 15, 2005	By:	/s/ Gregory P. McGraw

Gregory P. McGraw
President and Chief Executive Officer

Dated: April 15, 2005

	By:	/s/ Neal L. Miller

Neal L. Miller
Executive Vice President and Chief Executive Officer

POWER OF ATTORNEY

     Each person whose signature appears below on this Annual Report on Form 10-K hereby constitutes and appoints Gregory P. McGraw and Neal L. Miller, and each of them, his true and lawful attorney-in-fact, acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing), to sign any or all amendments to this Annual Report on Form 10-K of Cypress Communications Holding Co., Inc., and to file the same, with exhibits thereto, and other documents to be filed in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gregory P. McGraw	Director, Chief Executive Officer, President and Secretary	April 15, 2005

Gregory P. McGraw

/s/ Neal L. Miller	Executive Vice President and Chief Financial Officer	April 15, 2005

Neal L. Miller

/s/ Ross J. Mangano	Director	April 15, 2005
(Non-Executive Chairman of the Board)
Ross J. Mangano

/s/ Steve G. Nussrallah	Director	April 15, 2005

Steve G. Nussrallah

/s/ Michael F. Elliott	Director	April 15, 2005

Michael F. Elliott

/s/ Gerard H. Sweeney	Director	April 15, 2005

Gerard H. Sweeney