Form 10-Q
period 2005-03-31
CYPRESS COMMUNICATIONS HOLDING CO INC
filed 2005-05-12
CIK 1056064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________

Commission File Number: 000-30401

CYPRESS COMMUNICATIONS HOLDING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4166222

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

15 PIEDMONT CENTER, SUITE 100, ATLANTA, GEORGIA 30305
(Address of principal executive offices) (Zip Code)

(404) 869-2500
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,123,395 shares of common stock as of May 3, 2005.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

Form 10-Q

QUARTER ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

     CYPRESS COMMUNICATIONS HOLDING CO., INC.

Unaudited Condensed Consolidated Balance Sheet at March 31, 2005 and December 31, 2004	2

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004	3

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004	4

Notes to Unaudited Condensed Consolidated Financial Statements	5
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

CYPRESS COMMUNICATIONS HOLDING CO., INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands except share data)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,105	$215
Accounts receivable, net of allowance for doubtful accounts of $193 and $257, respectively	6,377	6,796
Prepaid expenses and other current assets	1,084	1,208

TOTAL CURRENT ASSETS	8,566	8,219

PROPERTY AND EQUIPMENT, NET	23,268	23,628

OTHER ASSETS	84	92

TOTAL ASSETS	$31,918	$31,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,823	$10,268
Line of credit	1,546	2,576
Current portion of long-term debt	8,496	8,511
Deferred revenue	1,195	1,077

TOTAL CURRENT LIABILITIES	21,060	22,432

Long term debt	10,774	10,463
Accrued liabilities, long-term	1,101	970

TOTAL LONG-TERM LIABILITIES	11,875	11,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value; 5,000,000 shares authorized; (100 Series A issued)	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 7,717,808 and 6,467,808 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	8	6
Additional paid-in capital	25,143	23,685
Accumulated deficit	(25,308)	(24,757)

Less: Treasury Stock, at cost; 594,000 shares	(860)	(860)

TOTAL STOCKHOLDERS’ DEFICIT	(1,017)	(1,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,918	$31,939

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
REVENUES	$18,572	$19,884

DIRECT COSTS	8,655	9,620

REVENUES – NET OF DIRECT COSTS	9,917	10,264

OPERATING EXPENSES	9,821	10,208

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(661)	(722)
Net gain on disposal of assets	36	59
Other	(18)	(24)

TOTAL OTHER INCOME (EXPENSE) – NET	(643)	(687)

NET LOSS	$(547)	$(631)

Net Loss Per Common Share — Basic and Diluted	$(0.08)	$(0.11)

Weighted Average Basic and Diluted Common Shares Outstanding	6,445	5,874

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

THREE MONTHS ENDED MARCH 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(547)	$(631)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,318	1,196
Bad debt expense	(26)	133
Other non-cash items	354	437

Changes in assets and liabilities, net of acquisitions
Decrease in accounts receivable	483	702
Decrease in prepaid expenses and other current assets	124	109
(Increase) decrease in other assets	8	36
Decrease in accounts payable and accrued expenses	(445)	(3,693)
Increase in deferred revenue	118	25

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	1,934	(1,686)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(950)	(908)
Proceeds from sale of property and equipment	36	—

NET CASH USED IN INVESTING ACTIVITIES	(914)	(908)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)/proceeds from line of credit, net	(1,030)	1,573
Principal payments of long-term debt	(3)	(22)
Proceeds from exercises of stock options and warrants	1,450	—

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	417	1,551

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	890	(1,043)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	215	1,900

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,105	$857

Supplemental Disclosure of Cash Flow Information:

Interest paid	$338	$342

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

CYPRESS COMMUNICATIONS HOLDING CO., INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share amounts)

1. ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

ORGANIZATION

     CYPRESS COMMUNICATIONS HOLDING CO., INC. (together with its subsidiaries, “Cypress Holding” or the “Company”), through its wholly owned operating subsidiary, Cypress Communications, Inc. (“Cypress Communications”), provides comprehensive data, voice and video communications services to over 8,000 small and medium sized businesses located in approximately 1,300 commercial office buildings in 25 major metropolitan markets within the United States. Cypress Holding is incorporated under the laws of the State of Delaware.

BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements, which include the accounts of its subsidiaries that are more than 50% owned by Cypress Holding including Cypress Communications, and related footnotes are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes contained in Cypress Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC. The financial information presented in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in Cypress Holding’s opinion, necessary for a fair presentation of the consolidated financial position and results of operations for the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), became effective in 1997. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, Cypress Holding has and will retain its prior accounting policy under APB Opinion Number 25, “Accounting for Stock Issued to Employees,” and, accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of Cypress Holding’s stock at the date of grant over the exercise price.

     SFAS No. 123 requires Cypress Holding to provide pro forma information regarding net income and earnings per share as if compensation cost for its stock option plan has been determined in accordance with the fair value based method prescribed in SFAS No. 123. Cypress Holding estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 (there have been no grants, to date, in 2005): no dividends yield for all years; expected volatility of 100 percent; risk-free interest rate of 4.26 percent; and expected life of 7 years.

     The following table illustrates the effect on the loss and loss per share if Cypress Holding had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
	(In thousands except per share data)
Net loss, as reported	$(547)	$(631)

Add: Stock-based compensation, as reported	8	52
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(283)	(327)

Pro forma net loss	(822)	(906)

Loss per share:
Basic and diluted loss per share — as reported	$(0.08)	$(0.11)
Basic and diluted loss per share — as pro forma	(0.13)	(0.15)

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the FASB issued Statement 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123® replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The effective date for this requirement is as of the first annual reporting period that begins after June 15, 2005. The company has not estimated the impact of adopting this revised standard on the financial statements.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 2005 and December 31, 2004 consist of:

	March 31,	December 31,
	2005	2004
Accounts payable	1,282	1,735
Accrued circuits and connectivity costs	3,558	3,569
Accrued termination charges	687	676
Accrued professional fees	248	340
Accrued compensation	1,285	1,332
Other accrued expenses	2,763	2,616

	9,823	10,268

2. LIQUIDITY

     Cypress Holding’s cash position increased during the quarter ended March 31, 2005 primarily due to results of operations and to the exercise of common stock options and warrants. The Company is currently generating positive cash flows from operations and management believes that this trend will continue. Cypress Holding cannot, however, give any assurance that it will be able to generate sufficient cash flows from operations or financing activities to cover its future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that Cypress Holding can generate sufficient cash flow from operations or financing activities to support the debt service obligations, including debt raised in connection with its acquisition of certain assets from Intermedia Advanced Building Networks, the shared tenant telecommunications business of WorldCom, Inc. (“ABN/STS”). Moreover, the terms of the indebtedness Cypress Holding incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit its ability to incur additional indebtedness, pay dividends or undertake certain other transactions. Cypress Holding has also pledged certain assets as security under its senior credit facility. Therefore, Cypress Holding must devote a substantial portion of its cash flow to service its indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that Cypress Holding will have sufficient liquidity to implement its business plan. Likewise, there can also be no assurance that

Cypress Holding will be able to obtain cash through future financing activities on acceptable terms, or at all, or that Cypress Holding will ever become profitable.

     The Company has bridge loan debt and fees totaling $8,480 which will come due in July 2005. Should the acquisition of Cypress Holding by TechInvest Holding Company, Inc. described in Note 6 below fail to be completed as currently contemplated, the Company would be required to either renegotiate the terms of the bridge loan with the current debt holders, or seek replacement financing. Failure to either renegotiate or refinance the bridge loan could materially affect the Company’s liquidity. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

     See Note 7, Subsequent Event, to these financial statements for a discussion of the restructuring of the bridge loan.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at March 31, 2005 and December 31, 2004 :

	March 31,	December 31,
	2005	2004
System infrastructure	$31,942	$31,112
Computer and office equipment	1,796	1,684
Leasehold improvements	561	554

	34,299	33,350

Less accumulated depreciation and amortization	11,031	9,722
	$23,268	$23,628

4. CONVERTIBLE NOTES AND DEBENTURES

     Long term debt at March 31, 2005 and December 31, 2004 of $10,774 and $10,464, respectively, consists of convertible notes including accrued interest and net of discount, with a face value of $10,000, at a rate of 7.5%, with interest and principal due July 1, 2009.

     A bridge loan, in the amount of $8,000 with accrued fees payable of $480, at a rate of 14% interest payable quarterly beginning September 30, 2002, with principal and any unpaid interest due July 16, 2005 is in current liabilities and has a value of $8,480.

     The outstanding amount on the Company’s line of credit at March 31, 2005 and December 31, 2004 was $1,546 and $2,576 respectively. As of March 31, 2005, Cypress Holding was in compliance with the covenants of its various debt facilities.

5. EARNINGS PER SHARE

     The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed in the same manner, but also include the dilutive effect of common stock equivalents and other financial instruments that are convertible or exercisable for the Company’s common stock. For the three months ended March 31, 2005 and 2004, the Company had 14,596,570 and 15,751,489 shares related to convertible debt and stock options that were not included in the computation of diluted loss per share because such effects world have been antidilutive for the respective periods

6. PENDING ACQUISITION OF THE COMPANY

     On November 5, 2004, Cypress Holding, TechInvest Holding Company, Inc., an affiliate of Arcapita Inc. (“Parent”), and TechInvest Acquisition, Inc., a wholly-owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Parent will acquire Cypress Holding by the merger of Purchaser with and into Cypress Holding, with Cypress Holding surviving the merger as a wholly-

owned subsidiary of Parent. The total value of the transaction, at the time of the execution of the Merger Agreement, was $39,350. The Merger Agreement contains provisions for final merger consideration adjustments, upwards or downwards, based on the achievement of certain conditions pertaining to changes in certain current assets and liabilities between the execution of the Merger Agreement and closing of the transaction.

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

     The Merger Agreement provides that the merger consideration will first be used to repay outstanding indebtedness. The remaining consideration, after transaction expenses, will be distributed to stockholders, with an estimated price per share of $1.70, subject to final merger consideration adjustments (The $1.70 per share cash consideration is estimated by Cypress Holding as of March 31, 2005 and is subject to adjustment upwards or downwards pursuant to the Merger Agreement).

     The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including receipt of stockholder and regulatory approvals and other conditions.

     On March 15, 2005, the holders of a majority of the shares of each class of the Company’s voting stock approved the Merger Agreement

     The Company incurred $139 in expenses during the first three months of 2005 related to the solicitation, negotiation and anticipated completion of the sale transaction, which are recorded in general and administrative expense in the consolidated statement of operations.

7. SUBSEQUENT EVENT

     On May 12, 2005 the Company and the J. Oliver Cunningham Trust (the “JOC Trust”), the Anne C. McClure Trust (the “ACM Trust”), the Jane C. Warriner Trust (the “JCW Trust”), Noro-Moseley Partners V, L.P.(“Noro-Mosley”), and the Wakefield Group III, LLC (“Wakefield” and together with the JOC Trust, the ACM Trust, the JCW Trust and Noro-Mosley, the “Bridge Lenders”) executed a second amendment to the Company’s $8,000 loan agreement (the “Bridge Loan”). The second amendment extended the due date of the Bridge Loan to January 16, 2006 and reduced the interest rate of the Bridge Loan to 12 percent per annum from 14 percent.

     The Company agreed to pay the Bridge Lenders a fee, in the aggregate, of $200 in consideration for their agreement to amend the terms of the Bridge Loan. The JOC Trust, the ACM Trust and the JCW Trust are affiliates of certain stockholders of Cypress Holding and of Mr. Mangano, the Chairman of the Board of Directors. Mr. Michael F. Elliot, a member of the Board of Directors, is the managing director of Wakefield. Mr. Steve G. Nussrallah, a member of the Board of Directors, is the general partner of Noro-Moseley.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “plan” or the negatives thereof, variations thereon or similar terminology. These forward-looking statements are found at various places throughout this report. These forward-looking statements generally relate to estimates, plans and objectives related to future operations as well as the markets for our services and products and are based upon management’s estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to assumptions which do not materialize, unforeseen developments, and/or matters beyond our control, including developments relating to the following:

•	the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations, and our need for additional funds required to support capital improvements, development and acquisitions;

•	the consummation, or failure to consummate, the acquisition of Cypress Holding by TechInvest Holding Company, Inc.;

•	recovery of the taxes and surcharges overpaid to certain telecommunications service providers;

•	economic, competitive, demographic, business and other conditions in our markets and with respect to our product offerings;

•	changes or developments in the laws, regulations or taxes in the telecommunications industry;

•	actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial and other governmental authorities;

•	the occupancy rates in the buildings in which we maintain access agreements and the rate at which customers move out of and tenants move into such buildings;

•	the number of persons that our customers employ;

•	the amount charged by telecommunications carriers to provide voice and data network elements;

•	changes in business strategy, capital improvements and development plans;

•	changes in personnel or their compensation;

•	an inability to renew or early termination of our contracts;

•	an inability to increase revenues and reduce costs in our existing operations;

•	an inability to engage in future acquisitions;

•	the loss of any license or permit;

•	resolution of any pending or future litigation in a manner adverse to us; and

•	the other factors discussed under “Risk Factors That May Affect Future Results” in our most recent Annual Report of Form 10-K or elsewhere in this report.

     You should read this report completely and with the understanding that actual future results may be materially different from what we expect. You should also read this report in conjunction with our most recent Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the factors discussed elsewhere in this report. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, in any future statement, report, press release or other communication.

     The following discussion should be read in conjunction with the information set forth in our Unaudited Condensed Consolidated Financial Statements and Notes thereto included in “Item 1. Financial Statements” and the “Statement Regarding Forward Looking Statements” appearing above. The following discussion should also be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

     Beginning in February 2002 with Cypress Communications Holding Co., Inc.’s (together with its subsidiaries, “Cypress Holding,” “we,” “us” or “our”) acquisition of Cypress Communications, Inc. (“Cypress Communications”), we have provided a full range of reliable, feature rich, integrated telecommunications services to businesses located in 25 major metropolitan markets within the United States. We are the preferred communications provider in approximately 1,300 Class A commercial office buildings in our select markets and offer a bundled telecommunications service offering utilizing voice over internet protocol technology (VoIP) to small to medium sized commercial businesses in each of our markets. Our telecommunications services include high speed Internet access and data services, VoIP managed services, local and long-distance voice services, digital telephone systems, digital satellite business television, voicemail, e-mail, web site hosting, security/monitoring services, and other advanced communications services. We deliver these services over fiber optic, digital and broadband networks that we have designed, constructed, own and operate inside large and medium-sized office buildings.

     The year ended December 31, 2004 was the first year in which we reported net income from continuing operations exclusive of one time gains. Otherwise, except for a net gain of approximately $15,500 on the sale of our old North American telecommunications rights operations in December 2000 and an extraordinary gain of approximately $7,900 on the acquisition of Cypress Communications, under purchase accounting, we have incurred operating losses since inception. Since the quarter ended September 30, 2003, we have experienced positive cash flows from operations. As of March 31, 2005, we had cash and cash equivalents of approximately $1,100.

EXECUTIVE SUMMARY

     In evaluating our financial condition, management focuses on several key themes and indicators of both revenues and expense as described below:

Revenue

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, the key areas of management focus relative to our revenues revolve around the status of our customer base, and are focused primarily on the following:

1.	the occupancy rates in the approximately 1,300 office buildings in which we maintain access agreements and the rate at which customers move out of and tenants move into such buildings; and

2.	the average number of users and average revenue per customer.

     During the three months ended March 31, 2005, we experienced a small negative impact of move in – move out activity. The average revenue per customer showed a modest decline during the quarter ended March 31, 2005 over the previous quarter, some of which is attributable to the seasonality in our business.

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

     Beginning in early 2005, we were able to negotiate low cost access to an expanded number of office buildings within the territory of one of our significant telecommunication carriers. This affords us the opportunity to significantly expand our customer reach outside of our traditional market of 1,300 office buildings, particularly with our IP Communications service offering which was launched in 2004.

     We have not yet realized any increase in revenues as a result of this expanded access. Management expects to begin realizing results from this additional opportunity by late 2005.

Costs

     One of the most significant cost elements for us is the amounts paid to telecommunications carriers for the provision of our voice and data network elements. These costs have both fixed and variable components. A key focus of management’s attention is the proper management of these cost elements.

     Starting in late 2002 and throughout 2004, management expended considerable effort in analyzing our network on a building by building basis to optimize the combination of service and cost. We have been successful in reducing our overall network costs as a percentage of revenues throughout the last tow fiscal years, while continuing to provide an appropriate level of service to our customers. Management expects to realize additional improvements in network costs as a percent of revenue throughout 2005.

     During 2003, we substantially completed a process of obtaining certification to be a CLEC in most of the markets where we operate. CLEC certification allows us to enter into agreements with the incumbent local exchange carriers (“ILECs”) to obtain network services at rates generally lower than those we previously paid. Starting in late 2003, we began the process of converting our network to the lower rate platforms with the various ILEC providers. This process continued throughout the first quarter of 2004. During the first quarter of 2004, we began to realize substantial network cost savings through this process, which continued throughout 2004 and continue to be realized.

     The process of network analysis and re-grooming is ongoing. Management believes that there are additional opportunities for reduction in network costs through either reduction in network elements or transfer of elements to lower cost providers.

Liquidity and Capital Resources

     Our primary sources of liquidity have been proceeds from the issuance of our common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000 and cash acquired through our acquisition of Cypress Communications. The terms of certain of our indebtedness limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. We must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations

     Beginning in the first quarter of 2002 and continuing throughout 2004, we initiated certain actions intended to improve liquidity and operating results. The results of our actions began to materialize in the first quarter of 2004 and our working capital deficit began to stabilize. During 2004 and the first quarter of 2005 we generated positive cash flow from operations. Management believes that we can continue to generate positive cash flows from operations for the foreseeable future; however, there is no assurance this will be the case. Our liquidity and capital resources remain a focal point of our management’s attention.

RESULTS OF OPERATIONS

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004.

     The following table sets forth the unaudited consolidated financial and operating data, as well as the percentage of revenues represented by certain items in our Unaudited Consolidated Statements of Operations for the periods indicated:

	For the three months ended March 31,
	(in thousands)
	2005	% of Revenue	2004	% of Revenue

REVENUES	$18,572	100%	$19,884	100%

DIRECT COSTS	8,655	47%	9,620	48%

REVENUES – NET OF DIRECT COSTS	9,917	53%	10,264	52%

OPERATING EXPENSES	9,821	53%	10,208	51%

TOTAL OTHER INCOME / (EXPENSE)	(643)	(3)%	(687)	(3)%

Net Income (loss)	(547)	(3)%	$(631)	(3)%

     REVENUES. Revenues declined to approximately $18.6 million for the three months ended March 31, 2005 from approximately $19.9 million for the three months ended March 31, 2004. The decline in revenues is primarily attributable to attrition within the customer base related to the full year effect of the 2002 to 2004 decline in occupancy rates within the buildings where we offer our services, and attrition within the ABN/STS customer base acquired in July 2002.

     REVENUES-NET. Revenues-net (after direct costs) declined to $9.9 million from $10.3 million for the three months ended March 31, 2005 and March 31, 2004 respectively. Net revenue margins increased to approximately 53% versus 52% for the first quarters of 2004 and 2003, respectively, due to direct cost reductions through changes in network performance, lower line access rates, and other measures which resulted in a reduction in direct costs at a rate greater than the reduction in revenues.

     OPERATING EXPENSES. Operating expenses decreased to approximately $9.8 million for the three months ended March 31, 2005 from approximately $10.2 million for the three months ended March 31, 2004. The decrease in operating expenses resulted from various actions taken by management during 2004 aimed at overall cost containment. These included a restructuring of the sales organization, restructuring of lease agreements, a reduction in bad debt expense and other cost reduction measures.

     OTHER INCOME (EXPENSE). Other income (expense) was approximately ($643) thousand during three months ended March 31, 2005, as compared to ($687) thousand for the three months ended March 31, 2004 and primarily consisted of interest expense.

     INCOME TAXES. For the three months ended March 31, 2005 and 2004, no income tax benefit from our net operating losses was recognized because of uncertainty as to whether the benefit from such net operating losses will be realized.

     NET LOSS. Our net loss for the three months ended March 31, 2005 was approximately $547 thousand and ($0.08) per basic and diluted common share. For the same period of 2004 the net loss from was approximately $631 thousand and ($0.11) per basic and diluted common share. The decrease in net loss resulted from the overall reduction in direct costs and operating expenses in excess of the reduction in revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by our operations was approximately $1.9 million for the three months ended March 31, 2005 versus cash used by our operations of approximately $1.7 million for the three months ended March 31, 2004. The primary use of cash during the quarter ended March 31, 2004 was for reducing our outstanding accounts payable and accrued liabilities, which decreased approximately $3.7 million during the period.

     Cash used by investing activities was approximately $0.9 million for both the three months ended March 31, 2004 and 2003 and consisted primarily of capital expenditures to support our core business and new product initiatives.

     Our primary sources of liquidity have been proceeds from the issuance of common stock, convertible debentures, lines of credit and bridge loans, as well as proceeds from the sale of our former North American telecommunications rights operations in December 2000, and cash acquired through the acquisition of Cypress Communications. Cash provided by financing activities was approximately $417 thousand for the three months ended March 31, 2005 and $1.5 million for the three months ended March 31, 2004. In the 2005 period, the Company reduced the amount outstanding under its line of credit by $1.0 million, net. In the same period, we received $1.5 million from the exercises of stock options and warrants. Cash provided in 2004 relate to borrowings against our line of credit, net of any repayments on those borrowings

     Our working capital position began to stabilize during 2004 as actions initiated in 2002 and throughout 2004 to reduce our costs began to materialize resulting in a net profit for fiscal 2004. We were able to reduce our outstanding obligations and fund our capital expenditures by an amount in excess of our additional borrowings from our credit facility. We cannot, however, give any assurance that we will be able to generate sufficient cash flows from operations or financing activities to cover our future costs of operations or to operate on a profitable basis. Likewise, no assurance can be given that we can generate sufficient cash flow from operations or financing activities to support our debt service obligations, including debt raised in connection with our acquisition of certain assets of ABN/STS. Moreover, the terms of the indebtedness we incurred in connection with the acquisition of certain assets from ABN/STS contain restrictive covenants that limit our ability to incur additional indebtedness, pay dividends or undertake certain other transactions. We have also pledged certain assets as security under our senior credit facility. Therefore, we must devote a substantial portion of our cash flow to service our indebtedness and cannot utilize that cash flow for operations. Accordingly, there can be no assurance that we will have sufficient liquidity to implement our business plan. Likewise, there can also be no assurance that we will be able to obtain cash through future financing activities on acceptable terms, or at all, or that we will ever become profitable.

     As of March 31, 2005, we had cash and cash equivalents of approximately $1.1 million. Our business has some seasonality primarily attributable to usage charges for voice services, which generally decline during holiday periods such as Thanksgiving, Christmas, and New Years; however, the effects of such seasonality have not had, and are not expected to have, a material impact on liquidity. Cash generated from operations, along with the availability under our line of credit, is expected to be sufficient to fund our operations for at least the next twelve months.

     On May 12, 2005 the Company and the J. Oliver Cunningham Trust (the “JOC Trust”), the Anne C. McClure Trust (the “ACM Trust”), the Jane C. Warriner Trust (the “JCW Trust”), Noro-Moseley Partners V, L.P.(“Noro-Mosley”), and the Wakefield Group III, LLC (“Wakefield” and together with the JOC Trust, the ACM Trust, the JCW Trust and Noro-Mosley, the “Bridge Lenders”) executed a second amendment to the Company’s $8,000 loan agreement (the “Bridge Loan”). The second amendment extended the due date of the Bridge Loan to January 16, 2006 and reduced the interest rate of the Bridge Loan to 12 percent per annum from 14 percent.

     The Company agreed to pay the Bridge Lenders a fee, in the aggregate, of $200 in consideration for their agreement to amend the terms of the Bridge Loan. The JOC Trust, the ACM Trust and the JCW Trust are affiliates of certain stockholders of Cypress Holding and of Mr. Mangano, the Chairman of the Board of Directors. Mr. Michael F. Elliot, a member of the Board of Directors, is the managing director of Wakefield. Mr. Steve G. Nussrallah, a member of the Board of Directors, is the general partner of Noro-Moseley.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

CRITICAL ACCOUNTING POLICIES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon Cypress Holding’s Unaudited Consolidated Condensed Financial Statements and the Notes thereto, which have been prepared in accordance with generally accepted accounting principles. We are required to make, in the preparation of the Unaudited Consolidated Condensed Financial Statements, estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. Management has reviewed the accounting policies and related disclosures with Cypress Holding’s Audit Committee. We have identified the policies below as critical to our business operations and our underlying financial condition and results of operations:

•	Revenue recognition;

•	Stock-based compensation;

•	Management estimates

     For a detailed discussion on the application of these accounting policies, see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Cypress Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the FASB issued Statement 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The effective date for this requirement is as of the first annual reporting period that begins after June 15, 2005. The company has not estimated the impact of adopting this revised standard on the financial statements.

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

     Our long term debt at March 31, 2005, carries interest rates, which are fixed. Our line of credit pursuant to the Amended and Restated Credit Agreement carries interest rates, which vary with the prime rate. Accordingly, any increases in Silicon’s prime rate will reduce the Company’s earnings. A 1% increase in the prime rate on the $1.5 million outstanding under the Company’s line of credit at March 31, 2005 would result in an annual interest expense increase of approximately $15,000.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures – Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Cypress Holding carried out an evaluation, with the participation of Cypress Holding’s management, including Cypress Holding’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Cypress Holding’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Cypress Holding’s Chief Executive Officer and Chief Financial Officer concluded that Cypress Holding’s disclosure controls and procedures are effective in timely alerting them to material information relating to Cypress Holding (including its consolidated subsidiaries) required to be included in Cypress Holding’s periodic filings with the Securities and Exchange Commission.

     (b) Changes in internal controls – There has been no change in Cypress Holding’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Cypress Holding’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Cypress Holding held a special meeting of stockholders on March 15, 2005. The following summarizes the one proposal submitted to the common stockholders and the Series A preferred stockholders.

     Proposal 1. Approval of the Agreement and Plan of Merger, dated as of November 5, 2004, as amended on February 3, 2005, by and between TechInvest Holding Company, Inc., TechInvest Acquisition, Inc. and Cypress Communications Holding Co., Inc.

	Common Stockholders	Series A Preferred Stockholders
Votes “For”	4,814,957	89.6
Votes “Against”	19,000	0
Abstain	228	10.4

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     The following exhibits are included herein:

2.1	Amendment to Agreement and Plan of Merger by and among TechInvest Holding Company, Inc., TechInvest Acquisition, Inc. and Cypress Communications Holding Co., Inc., dated as of February 3, 2005 (incorporated by reference from Current Report on Form 8-K, filed on February 7, 2005)

31.1	Certificate of Gregory P. McGraw, Chief Executive Officer and President pursuant to Rule 13a-14(a).

31.2	Certificate of Neal L. Miller, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Gregory P. McGraw, Chief Executive Officer and President pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Neal L. Miller, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS COMMUNICATIONS HOLDING CO., INC.
Dated: May 12, 2005	By:	/s/ Gregory P. McGraw
Gregory P. McGraw
Chief Executive Officer and President

Dated: May 12, 2005	By:	/s/ Neal L. Miller
Neal L. Miller
Executive Vice President, Chief Financial Officer